Form 10-K/A
period 2015-12-31
OUTERWALL INC
filed 2016-04-28
CIK 941604

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

The number of shares outstanding of the registrant’s Common Stock as of April 22, 2016 was 17,215,104 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A

-i-

EXPLANATORY NOTE

Outerwall Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”), as filed with the Securities and Exchange Commission (“SEC”) on February 4, 2016, for the purpose of including the information that was to be incorporated by reference to its definitive proxy statement relating to its 2016 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Annual Report, nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Annual Report and Outerwall’s other filings made with the SEC on or subsequent to February 4, 2016.

Unless the context requires otherwise, the terms “Outerwall,” the “Company,” “we,” “us” and “our” refer to Outerwall Inc. and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board Composition

As of April 22, 2016, the Board of Directors was composed of eight members, divided into three classes as follows:

Name	Age	Term Expiring in	Audit Committee	Compensation Committee	Nominating and Governance Committee
Jeffrey J. Brown	55	2017
Nelson C. Chan	54	2018			**
Nora M. Denzel†	53	2016			*
David M. Eskenazy	53	2017	*	*
Ross G. Landsbaum	53	2018	*
Erik E. Prusch	49	2016
Robert D. Sznewajs	69	2017	**	*
Ronald B. Woodard	73	2016		**	*

*	Member
**	Chairperson
†	Due to Ms. Denzel’s service as Interim Chief Executive Officer, effective from January 18, 2015 to July 31, 2015, Ms. Denzel resigned as a member of the Audit Committee and Compensation Committee as of the commencement of such service.

Jeffrey J. Brown

Jeffrey J. Brown has been a director of Outerwall since April 2016. Mr. Brown is the chief executive officer and founding member of Brown Equity Partners, LLC (“BEP”) (a principal investment firm). Prior to founding BEP in 2007, Mr. Brown served as a founding partner and primary deal originator of Forrest Binkley & Brown (a venture capital and private equity firm) from 1993 to 2007. Mr. Brown currently serves as a director of Medifast, Inc. (a nutrition and weight loss company) and RCS Capital Corporation (an investment firm). From 2011 until 2015, Mr. Brown served as a director of Midatech Pharma PLC (a nano-medicine company). From 2012 until 2014, Mr. Brown served as a director of Nordion, Inc. (a health science company). From 2009 until 2011, Mr. Brown served as a director of Steadfast Income REIT, Inc. (a real estate investment trust). In the course of his career, Mr. Brown has also worked at Hughes Aircraft Company (an aerospace and defense contractor), Morgan Stanley & Co. (a global financial services firm), Security Pacific Capital Corporation (a national bank) and Bank of America Corporation (a global financial services firm).

Mr. Brown was appointed as a director pursuant to an agreement between the Company, Engaged Capital, LLC and certain of its affiliates (“Engaged”), and Mr. Brown, as described below in “Related Person Transactions.” Mr. Brown brings to our Board of Directors extensive public and private company board experience. Mr. Brown has significant experience in working with companies on transformational transactions, which will benefit our Board as it evaluates strategic and financial alternatives to maximize stockholder value.

Nelson C. Chan

Nelson C. Chan has been a director of Outerwall since July 2011, and has served as the Board of Directors’ independent non-employee Chair since June 2013. Mr. Chan served as chief executive officer of Magellan Corporation (a portable GPS navigation consumer electronics company) from December 2006 to August 2008. From 1992 to 2006, he held various management positions at SanDisk Corporation (a manufacturer and supplier of flash brand data storage products), including executive vice president and general manager, consumer business. Mr. Chan is currently a director of Adesto Technologies Corporation (provider of low power memory solutions), Deckers Outdoor Corporation (a footwear, apparel and accessories design, marketing, and distribution company), and Synaptics, Inc. (a developer of consumer interface solutions). Mr. Chan was a member of the board of directors of Affymetrix Inc. (a genetic analysis company), from 2010 to 2016, and Silicon Laboratories (an analog-intensive mixed-signal semiconductor company), from 2007 to 2010. Mr. Chan also serves on the board of directors of several private companies.

Mr. Chan brings a wealth of experience to our Board of Directors, including his expertise in building technology companies. Having held numerous senior management positions with other leading companies, including chief executive officer at Magellan Corporation, Mr. Chan has strong operational, financial, and analytical skills. In addition, as a result of his service as a director of several other public companies, Mr. Chan brings valuable corporate governance and strategic insights to our Board.

Nora M. Denzel

Nora M. Denzel has been a director of Outerwall since January 2013, and has previously served as Interim Chief Executive Officer of Outerwall from January 2015 to July 2015. From February 2008 through August 2012, Ms. Denzel held various management positions at Intuit Inc. (a provider of business and financial management solutions software), including senior vice president of marketing, big data and social, and senior vice president and general manager of the employee management solutions business unit. From 2000 to 2006, Ms. Denzel served as senior vice president of the software global business unit and the storage and consulting divisions at Hewlett-Packard Company (a software and technology hardware provider). From 1997 to 2000, Ms. Denzel served as senior vice president, product operations, at Legato Systems Inc. (a data storage management software company). Ms. Denzel served as director, global storage software, at International Business Machines Corporation (a technology services, enterprise software and systems provider) from 1984 to 1997. Ms. Denzel is a member of the board of directors of Telefonaktiebolaget L.M. Ericsson (a telecommunications equipment and services provider) and Advanced Micro Devices, Inc. (a semiconductor company). Ms. Denzel served as a director of Overland Storage, Inc. (a provider of data management and protection products and services) from 2007 to 2013 and Saba Software, Inc. (a provider of learning and talent management solutions software and services) from 2011 to 2015.

Ms. Denzel brings to our Board of Directors a unique skill set and insight from her background in enterprise software, engineering, social product design, and marketing. Her experience as a senior business and technology executive at global organizations, such as Intuit, Hewlett-Packard, and IBM provide her with special knowledge in customer experience and competitive considerations.

David M. Eskenazy

David M. Eskenazy has been a director of Outerwall since August 2000. Mr. Eskenazy has served as president of Merrill Gardens LLC (a senior living community company) since February 2015. He served as chief financial officer for Aegis Senior Communities (a senior living management company specializing in assisted living and memory care) from August 2009 to May 2014, and as president from May 2014 to June 2014. He served as a principal in Esky Advisors LLC (a business advisory services firm) from 2008 to 2010. He served as chief operating officer and chief investment officer of Investco Financial Corporation (a real estate development and management company in the Puget Sound region) at various times from 2007 to 2008. From 1987 to 2006, he held a number of financial positions, ultimately serving as executive vice president and chief operating officer at R.C. Hedreen Co. (a hotel development and investment firm). Prior to that, he served on the audit staff of Peat Marwick Mitchell & Co. (an accounting firm). Mr. Eskenazy is a certified public accountant (inactive).

Having served as an independent director of Outerwall since 2000 and chairperson of the Audit Committee from 2001 to 2013, Mr. Eskenazy possesses a wealth of historical Outerwall institutional knowledge. In addition, with his over 25 years of management, finance, investment, and accounting experience, he brings deep financial, investment, and management experience and an understanding of complex accounting to our Board of Directors.

Ross G. Landsbaum

Ross G. Landsbaum has been a director of Outerwall since July 2014. Mr. Landsbaum has served as chief financial officer of ReachLocal, Inc. (a public technology company providing online marketing solutions) since 2008. Before that, he held various executive positions at MacAndrews and Forbes’ Panavision Inc. (a service provider to the motion picture and television industries), including chief financial officer from 2005 to 2007 and chief operating officer in 2007. Mr. Landsbaum served as executive vice president, finance and operations and chief financial officer for Miramax Films (the art-house and independent film division of The Walt Disney Company) from 2001 to 2005. Prior to that, he served in various capacities, including as chief financial officer, at Spelling Entertainment Group, Inc. (a diversified public entertainment concern) and in various capacities at Arthur Andersen LLP (an accounting firm). Mr. Landsbaum is a certified public accountant (inactive).

Mr. Landsbaum brings valuable financial and operational experience to the Board of Directors, currently serving as chief financial officer at a public company and previously serving in various leadership roles at a number of established private companies. Mr. Landsbaum has a strong understanding of accounting functions, compliance and regulatory requirements, and financial operations, as well as a deep knowledge of the media entertainment and communications industries and related businesses.

Erik E. Prusch

Erik E. Prusch has been a director and has served as Chief Executive Officer of the Company since July 2015. Mr. Prusch has served as Interim President, Redbox Automated Retail, LLC (“Redbox”), Outerwall’s wholly-owned subsidiary, since December 2015. Previously, Mr. Prusch served as chief executive officer of NetMotion Wireless, Inc. from January 2014 to November 2014 and of Lumension Security, Inc. from May 2014 to November 2014 (both providers of mobile and enterprise security products and services). He also served as an advisor to Clearlake Capital (a private equity fund) from January 2014 to November 2014. Prior to that, Mr. Prusch served as chief executive officer and president of Clearwire Corporation (a provider of 4G wireless broadband services) from August 2011 until July 2013, as its chief operating officer from March 2011 to August 2011, and as its chief financial officer from August 2009 to March 2011; he served as a member of the board of directors of Clearwire from February 2012 to July 2013. Before then, Mr. Prusch served as president and chief executive officer of Borland Software Corporation (a provider of enterprise software tools and solutions) from December 2008 to July 2009 and as its chief financial officer from November 2006 to December 2008. Previous to Borland, Mr. Prusch was vice president of finance in the Turbo Tax division of Intuit Inc. (a provider of business and financial management solutions software) from January 2004 to November 2006. Prior to that, he served as chief financial officer of Identix Incorporated (a provider of identification and authentication platforms and solutions) and before then, he served as vice president and chief financial officer, finance and operations in Gateway Computers’ Gateway Business division (a computer hardware company). He began his career at Touche Ross (an accounting firm) and PepsiCo (a food and beverage processing company).

Through his experience as Chief Executive Officer, Mr. Prusch brings intimate knowledge of Outerwall’s day-to-day operations to our Board of Directors. In addition, through his prior financial and management experience, Mr. Prusch has a broad understanding of the financial, operational, and strategic issues facing companies such as Outerwall.

Robert D. Sznewajs

Robert D. Sznewajs has been a director of Outerwall since August 2002. From 2000 to 2013, Mr. Sznewajs served as president, chief executive officer, and a member of the board of directors of West Coast Bancorp (a bank holding company). He was also a member of the board of directors of the Portland Branch of the Federal Reserve Bank of San Francisco from 2004 to 2009. In 2013, Mr. Sznewajs was appointed as a member of the board of directors of Banc of California, N.A. (a national bank). Mr. Sznewajs is a certified public accountant (inactive).

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

Ronald B. Woodard

Ronald B. Woodard has been a director of Outerwall since August 2001. Mr. Woodard is a director of MagnaDrive Corporation (an industrial magnetic coupling manufacturer) and was its chairperson from 2006 to 2010. Mr. Woodard cofounded MagnaDrive in 1999 after a 32-year career with The Boeing Company (an aerospace firm), where he held numerous positions, including president of The Boeing Commercial Airplane Group. Mr. Woodard is currently a director of AAR Corp. (a provider of aftermarket support to the aviation and aerospace industry) and Knowledge Anywhere (an online provider of employee training), and, in 2010, he became a lifetime member of the board of directors of the Seattle Symphony. Mr. Woodard was also a director of Continental Airlines, Inc. (a commercial airline company), from 2003 to 2010, and served as chair of the board of directors of the Seattle Symphony for 11 years (with his most recent three-year term as chair ending in 2007).

With Mr. Woodard’s years of experience at The Boeing Company and his years of board service, including his current board positions, he brings valuable commercial insight and experience to our Board of Directors. His role at The Boeing Company and his other positions in the aerospace industry have provided him with valuable experience in complex public company dynamics, including international operations. In addition, having served as an independent director of Outerwall during times of significant changes, Mr. Woodard has a valuable historical perspective regarding Outerwall’s business.

Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of April 22, 2016:

Name	Age	Position
Erik E. Prusch	49	Chief Executive Officer and Interim President, Redbox
Galen C. Smith	39	Chief Financial Officer
Donald R. Rench	49	Chief Legal Officer, General Counsel, and Corporate Secretary
James H. Gaherity	56	President, Coinstar
David D. Maquera	53	President, ecoATM

Erik E. Prusch has been a director and has served as Chief Executive Officer of the Company since July 2015. Mr. Prusch has served as Interim President, Redbox since December 2015. Previously, Mr. Prusch served as chief executive officer of NetMotion Wireless, Inc. from January 2014 to November 2014 and of Lumension Security, Inc. from May 2014 to November 2014 (both providers of mobile and enterprise security products and services). He also served as an advisor to Clearlake Capital (a private equity fund) from January 2014 to November 2014. Prior to that, Mr. Prusch served as chief executive officer and president of Clearwire Corporation (a provider of 4G wireless broadband services) from August 2011 until July 2013, as its chief operating officer from March 2011 to August 2011, and as its chief financial officer from August 2009 to March 2011; he served as a member of the board of directors of Clearwire from February 2012 to July 2013. Before then, Mr. Prusch served as president and chief executive officer of Borland Software Corporation (a provider of enterprise software tools and solutions) from December 2008 to July 2009 and as its chief financial officer from November 2006 to December 2008. Previous to Borland, Mr. Prusch was vice president of finance in the Turbo Tax division of Intuit Inc. (a provider of business and financial management solutions software) from January 2004 to November 2006. Prior to that, he served as chief financial officer of Identix Incorporated (a provider of identification and authentication platforms and solutions) and before then, he served as vice president and chief financial officer, finance and operations in Gateway Computers’ Gateway Business division (a computer hardware company). He began his career at Touche Ross (an accounting firm) and PepsiCo (a food and beverage processing company).

Galen C. Smith has served as our Chief Financial Officer since April 2013. Previously, he served as Senior Vice President of Finance of Redbox from May 2011 to March 2013. From January 2010 to May 2011, Mr. Smith served as Outerwall’s Corporate Vice President, Finance and Treasurer. From September 2009 to January 2010, he served as Outerwall’s Senior Director of Finance and Treasurer, and from June 2009 to August 2009, he served as Outerwall’s Director of Finance. Prior to joining Outerwall, Mr. Smith was an investment banker at Morgan Stanley & Co. (a global financial services firm) in the consumer and retail investment banking group from 2007 to 2009.

Donald R. Rench has served as our Chief Legal Officer since April 2011, as our General Counsel since August 2002, and as our Corporate Secretary since March 2002. Mr. Rench served as our corporate counsel from March 2000 through August 2002. From 1997 through 2000, Mr. Rench served as corporate counsel for NetManage, Inc., formerly Wall Data, Inc. (a software company). Prior to that, Mr. Rench was an attorney in private practice in Cincinnati, Ohio.

James H. Gaherity has served as our President, Coinstar since March 2014. Previously, he served as Senior Vice President, World Wide Operations from February 2012 to March 2014. From March 2010 to February 2012, Mr. Gaherity served as Vice President of North America Operations, from May 2006 to March 2010, as Vice President of Regional Operations, and from April 2004 to May 2006, as Director of U.S. Operations for Coinstar. Prior to joining Outerwall, Mr. Gaherity served in various management roles at The Brinks Company (a security services company) from 1988 to 2004.

David D. Maquera has served as our President, ecoATM since November 2015. Previously, he served as president and chief executive officer of Edgewave, Inc. (an internet security company) from February 2012 to November 2015, and as a director from June 2013 to February 2016. From November 2009 to July 2011, Mr. Maquera served as senior vice president and chief strategy officer of Clearwire Corporation (a provider of 4G wireless broadband services). From 2001 to 2009, he served in various roles at Cricket Communications (a wireless service provider), including head of strategic development from 2006 to 2009 and chief information officer from 2003 to 2006. Prior to that, Mr. Maquera held positions at Backwire.com, Inc. (an internet messaging company), Proxicom, Inc. (an internet software company), McKinsey & Company (a consulting firm) and the United States Navy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Outerwall’s directors, officers, and beneficial holders of more than 10% of a registered class of Outerwall’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To our knowledge, all of the applicable directors, officers, and beneficial holders of more than 10% of the Company’s stock complied with all of the Section 16(a) reporting requirements applicable to them with respect to transactions during fiscal year 2015.

Code of Conduct and Code of Ethics

Outerwall’s Board of Directors has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and controller (or persons performing similar functions) and a Code of Conduct that applies to all directors, officers, and employees of the Company. A copy of each is available on our website at ir.outerwall.com. Substantive amendments to and waivers from either regarding executive officers and directors, if any, will be disclosed on the Investor Relations section of Outerwall’s website.

Audit Committee

The Board of Directors has established a standing Audit Committee. Membership of the Audit Committee is determined periodically by the Board of Directors. Adjustments to committee assignments may be made at any time. As of April 22, 2016, membership of the Audit Committee was as set forth above under “Board Composition.”

The Board of Directors has determined that each member of the Audit Committee meets the independence and financial literacy requirements of the SEC and Nasdaq. The Board has also determined that Messrs. Eskenazy, Landsbaum, and Sznewajs are “audit committee financial experts” under SEC rules, have accounting or related financial management experience, and are financially sophisticated under the Nasdaq Listing Rules.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes the 2015 compensation program and related determinations by the Compensation Committee for our “Named Executive Officers.” Our current Named Executive Officers include:

•	Erik E. Prusch, our Chief Executive Officer, effective as of July 31, 2015;

•	Galen C. Smith, our Chief Financial Officer;

•	Donald R. Rench, our Chief Legal Officer, General Counsel, and Corporate Secretary;

•	James H. Gaherity, our President, Coinstar; and

•	David D. Maquera, our President, ecoATM, effective as of November 23, 2015.

Our former Named Executive Officers include:

•	Nora M. Denzel, our Interim Chief Executive Officer, who served in that position from January 18, 2015 to July 31, 2015;

•	J. Scott Di Valerio, our former Chief Executive Officer, who served in that position until January 18, 2015, but remained an employee of the Company through February 28, 2015; and

•	Mark Horak, our former President, Redbox, who served in that position until December 4, 2015, but remained an employee of the Company through January 4, 2016.

The Compensation Committee, which is composed of all independent directors, designed our program to ensure that our compensation practices further the shared interests of stockholders and management to attract, hire, retain, and motivate the people needed to achieve our performance goals.

Executive Summary

In 2015, the Board of Directors appointed Erik E. Prusch as our new Chief Executive Officer and David D. Maquera as our President, ecoATM. Messrs. Prusch and Maquera brought additional seasoned leadership expertise to our executive team. In 2015, our leadership team continued to focus on managing the business for profitability and free cash flow in order to maximize stockholder value. As demonstrated in the graphs below, despite challenging headwinds that impacted our Redbox business, our performance in 2015 improved in these areas and demonstrated our long-term commitment to these metrics by:

•	Growing core diluted earnings per share (“EPS”) from continuing operations by 20.8% for fiscal year 2015 from fiscal year 2014, to $8.77; and

•	Generating strong free cash flow, which was $248.5 million for fiscal year 2015, up from $240.4 million in fiscal year 2014.

*

Core diluted EPS from continuing operations is a non-GAAP (generally accepted accounting principles) financial measure; for reconciliation to diluted EPS from continuing operations (the most comparable GAAP measure) and other information on this measure, please reference our 2015 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Core Diluted EPS from continuing operations” on page 42 and for additional detail on core diluted EPS from continuing operations for 2011 and 2012, please see our Annual Report on Form 10-K for the year ended

December 31, 2013 on page 35. The core diluted EPS results included above are calculated using the treasury stock method and are as presented in the indicated annual reports as adjusted to reflect continuing operations. Note that the information regarding core diluted EPS from continuing operations for 2012 as was presented in our Annual Report on Form 10-K for the year ended December 31, 2013 has not been adjusted for the impact of Redbox Canada’s partial first year of operations because its impact is not considered significant.

**	Free cash flow is a non-GAAP financial measure; for reconciliation to net cash provided by operating activities (the most comparable GAAP measure) and other information on this measure, please reference our Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Free Cash Flow” on page 43. For additional detail on free cash flow for 2011 and 2012, please see our Annual Report on Form 10-K for the year ended December 31, 2012 on page 37.

In addition, we experienced solid results in other key areas for fiscal year 2015, including:

•	We returned value to our stockholders by repurchasing approximately $159.8 million of our common stock, representing approximately 2.5 million shares and paid $21.3 million in quarterly cash dividends returning approximately over 73% of our free cash flow to stockholders;

•	Our Coinstar business generated record revenue of $318.6 million;

•	We acquired certain assets of Gazelle, Inc. and closed the transaction in the 4th quarter of 2015;

•	We opportunistically repurchased $41 million in face value bonds in the 4th quarter of 2015;

•	We continued the successful implementation of our price increase at Redbox, which helped offset secular decline; and

•	We extended existing content agreements for Redbox with Sony, Twentieth Century Fox Home Entertainment (Fox), and Paramount and signed new agreements with Warner Brothers and several leading game publishers.

We also experienced some challenges in fiscal year 2015, including:

•	Our revenue for Redbox did not meet our expectations due to, among other things, content strength and release schedule, secular decline and consumer transition to new generation platforms in our video games rental business; and

•	Our revenue was impacted by underperformance of ecoATM kiosks at grocery locations and, to mitigate this impact, we began to remove those kiosks during the year.

Compensation for our Named Executive Officers during 2015 reflected the Company’s performance and pay-for-performance philosophy, including:

•	Base salary increases for 2015 ranged from 2.6% to 10.7% for all applicable Named Executive Officers, with the highest increase provided to Mr. Smith.

•	Bonuses reflected the Company’s strong focus on managing the business for profitability. While revenue results were below target, profitability (measured as core direct contribution margin percent – “Core DCM Percent”) was significantly above target. Bonuses for applicable Named Executive Officers ranged from 67.3% of target (for Mr. Horak) to 161.0% of target (for Mr. Gaherity).

•	The aggregate value of all annual equity awards granted to each of our participating Named Executive Officers in 2015 ranged from $350,000 to $3,000,000 (based on performance-based restricted stock awards at target), reflecting our emphasis on long-term compensation and our philosophy of aligning the interests of our executives with the interests of stockholders. Performance-based restricted stock awards granted in 2015 have a two-year performance period (2015-2016) and will be earned, if at all, after the end of fiscal 2016. Performance-based restricted stock awards for the 2014-2015 performance period were earned at 114.35% of target as a result of the Company’s achievement of 110.1% of the target free cash flow (“Free Cash Flow”) goal and the Company’s achievement of 116.8% of the target core return on invested capital (“Core ROIC”) goal.

The financial goals for the 2015 Incentive Compensation Plans are defined and calculated as described below under the discussion of “Short-Term Incentives,” and the financial goals for the 2014-2015 performance-based restricted stock awards are defined and calculated as described below under the discussion of “Long-Term Incentives—Payout of 2014-2015 Performance-Based Restricted Stock Awards.”

Over the last several years, the Compensation Committee has taken several actions and also continued several long-standing practices that it believes reflect its pay-for-performance philosophy and contribute to good corporate governance, including:

•	prohibiting our executive officers, directors, and certain other covered individuals from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan;

•	adopting a recoupment policy (also known as a “clawback policy”) covering incentive compensation paid to executives (please refer to the related discussion under “Policy on Reimbursement of Incentive Payments”);

•	requiring directors and executives to obtain pre-clearance from the Company before entering into hedging transactions involving the Company’s securities;

•	formalizing an annual process to assess risks associated with our compensation policies and programs;

•	establishing stock ownership guidelines for our executives (please refer to the related discussion under “Officer Stock Ownership Guidelines”);

•	retaining discretion to adjust amounts payable under various compensation components;

•	approving change of control benefits for executives that place stronger emphasis on “double-trigger” benefits and do not include any tax gross-ups (please refer to the related discussions under “Severance and Change of Control” in this “Compensation Discussion and Analysis” and under “Elements of Post-Termination Compensation and Benefits” in “Named Executive Officer Compensation”);

•	establishing caps of 200% of target and 150% of target under the short-term incentive program and the long-term performance-based restricted stock program, respectively;

•	providing limited perquisites (please refer to related discussion under “Other Benefits and Perquisites”); and

•	engaging independent compensation consultants to report directly to the Compensation Committee.

Interim Chief Executive Officer and New Chief Executive Officer Compensation Arrangements

Following the departure of Mr. Di Valerio, Ms. Denzel, a director of the Company, was appointed to serve as our Interim Chief Executive Officer, effective January 18, 2015. For her service in this capacity, the Compensation Committee approved a base salary of $780,000 (with a minimum of $390,000 to be paid) and a cash bonus of between 50% and 75% of base salary paid, as determined by the Compensation Committee. A discussion of the cash bonus actually paid to Ms. Denzel is provided below under “Interim Chief Executive Officer Bonus.” Due to the temporary nature of her position, Ms. Denzel did not participate in any of the Company’s executive incentive plans, including equity programs. While serving in this position, Ms. Denzel was also not eligible to receive cash, equity, or any other compensation under the Company’s non-employee director compensation programs.

Mr. Prusch succeeded Ms. Denzel as our Chief Executive Officer, effective as of July 31, 2015. In connection with his new hire, the Compensation Committee approved a base salary of $800,000, a target bonus opportunity for 2015 under our Short-Term Incentive Compensation Plan for Executive Leaders of 100% of actual base salary earned in 2015, long-term incentive awards with an aggregate value of $3,000,000 in a combination of time-based restricted stock (30%) and performance-based restricted stock (70%) and a new hire performance-based restricted stock award with a value of $1,000,000. Mr. Prusch’s 2015 compensation and the Compensation Committee’s related decisions are discussed in more detail below.

Principles of Executive Compensation Programs

Our executive compensation programs are designed to attract, motivate, and retain executives critical to our long-term success and the creation of stockholder value. The decisions by the Compensation Committee concerning the specific compensation elements and total compensation paid or awarded to our Named Executive Officers for 2015 were made with the following principles in mind:

•	“total” compensation—the Compensation Committee believes that executive compensation packages should take into account the competitiveness of each component of compensation and also total direct compensation, which includes base salary, short-term (cash) and long-term (equity) incentives, and benefits;

•	“pay-for-performance”—the Compensation Committee believes that a significant portion of executive compensation should be determined based on Company performance as compared to pre-established quantitative and qualitative performance goals to ensure accountability and to motivate executives to achieve a higher level of performance;

•	“at-market” compensation—the Compensation Committee believes that executive total direct compensation should generally be near the median (but below the 75th percentile) of compensation in the market and considers the market data from published surveys and a similarly situated peer group of companies in order to attract and retain the most qualified candidates;

•	“at-risk” compensation—the Compensation Committee believes that the allocation among the different forms of compensation should vary based on the position and level of responsibility; for example, those executives with the greater ability to influence Company performance will have a higher level of at-risk compensation in the form of an increased percentage of total compensation in time-based restricted stock, performance-based restricted stock, and performance-based short-term incentives;

•	“stockholder aligned” compensation—the Compensation Committee believes that equity compensation awarded to executives (consisting of a mix of time-based restricted stock and performance-based restricted stock) should be a significant portion of each executive’s compensation, should assist in the retention of our executives, and should further the shared interests of our executives and stockholders;

•	“fair” compensation—the Compensation Committee believes that executive compensation levels should be perceived as fair, both internally and externally; and

•	“tax deductible” compensation—the Compensation Committee believes that we should maximize the tax deductibility of compensation paid to executives, as permitted under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), but may approve components of executive compensation that will not meet the requirements of Section 162(m) in order to attract, motivate, and retain executives.

The executive compensation program principles for 2015 were established based on discussions among the Compensation Committee, management, and outside consultants. The Compensation Committee reviews the compensation program principles annually when determining the next year’s executive compensation.

Benchmarking of Compensation

The Compensation Committee generally attempts to set Named Executive Officer total direct compensation (consisting of base salary and target short-term and long-term incentives) near the median of the aggregate market survey and proxy data in order to attract and retain the most qualified candidates. However, the Compensation Committee set Messrs. Gaherity and Horak’s 2015 total direct compensation (and each element of compensation) between the median and the 75th percentile of the aggregate market survey and proxy data to reflect their prior experience and the responsibilities of their position, and Mr. Maquera’s 2015 total direct compensation (and each element of compensation) above the 75th percentile of the aggregate market survey and proxy data to reflect his extensive prior experience and the responsibilities and expectations of his position. Ms. Denzel’s compensation was set below the median of the survey and market data, reflective of the interim nature of her position.

For 2015 Named Executive Officer compensation, the Compensation Committee retained Towers Watson as a compensation consultant to conduct a total direct compensation analysis for executives and to make recommendations for changes based on our pay philosophy, business objectives, and stockholder expectations. Towers Watson conducted a competitive market analysis that included published national survey sources of similarly sized companies augmented by proxy data of companies with revenues of similar size to the Company. The data gathered included 25th percentile, 50th percentile (median), and 75th percentile base salary and actual cash compensation levels as well as 50th percentile and 75th percentile long-term incentive and total direct compensation levels. Specifically, Towers Watson provided data from the following surveys and the proxy data for the peer companies listed below:

•	2014 Mercer Executive Compensation Survey Report (for companies with $1 billion to $2.5 billion in revenues and $2.5 billion to $5 billion in revenues);

•	2014 Towers Watson Executive Compensation Database (for companies with $1 billion to $3 billion in revenues); and

•	2014 Radford Global Technology Survey (for companies with $1 billion to $3 billion in revenues).

The 2015 peer group remained the same as the 2014 peer group, consisting of the following companies:

Blackhawk Network Holdings, Inc.	International Game Technology
The Brink’s Company	Netflix, Inc.
Diebold, Incorporated	Scientific Games Corporation
GameStop Corp.	TiVo Inc.

Role of Executive Officers

In 2015, Ms. Denzel, in her role as Interim Chief Executive Officer and with support from the Company’s human resources and finance departments, prepared and provided recommendations to the Compensation Committee on the following items: base salaries and bonus targets for Messrs. Smith, Rench, Gaherity and Horak, the design of the 2015 short-term and long-term incentive plans for executives, and the grant value of equity awards provided to Messrs. Smith, Rench, Gaherity and Horak. Mr. Prusch, with support from the Company’s human resources department, prepared and provided recommendations to the Compensation Committee on base salary, new-hire bonus and the grant value of equity awarded to Mr. Maquera. Ms. Denzel and Mr. Prusch, as applicable, considered several factors when making these recommendations as outlined below in the “Elements of 2015 Compensation” section.

Elements of 2015 Compensation

Compensation paid to our Named Executive Officers in 2015 consisted of the following primary annual compensation components:

•	base salary;

•	short-term (cash) incentives; and

•	long-term (equity) incentives.

We pay base salaries in order to attract and retain executives as well as to provide a base of cash compensation for employment for the year. We pay short-term incentives to reward executives for individual and team performance and for achieving key measures of corporate performance during the fiscal year. We pay long-term incentives in order to retain executives as well as to align the interests of executives directly with the long-term interests of our stockholders.

In addition, in 2015 the Compensation Committee approved bridge awards for Messrs. Smith, Rench, Horak and Gaherity and new hire awards to Messrs. Prusch and Maquera. Mr. Horak also received payment of a new hire bonus in 2015 that the Compensation Committee approved at the time of his hire in 2014. In connection with additional responsibilities assumed by Mr. Gaherity in 2015, the Compensation Committee awarded an additional special bonus to Mr. Gaherity. These awards are discussed in more detail below under “New Hire Awards,” “Gaherity Special Bonus” and “Bridge Awards.”

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

In February 2015, the Compensation Committee established 2015 base salaries for the Named Executive Officers who were executives of the Company at that time, other than Ms. Denzel. Base salaries for Ms. Denzel and Messrs. Prusch and Maquera were established at the time of their appointment or hire, as applicable. Base salary increases for Messrs. Smith, Rench, Gaherity and Horak ranged from 2.6% to 10.7%, with the highest increase provided to Mr. Smith to more closely align his base salary to the median of the market data for his position. The Compensation Committee approved the following 2015 base salaries:

Named Executive Officer*	2015 Base Salary	Percentage Increase Over 2014 Base Salary

Erik E. Prusch	$800,000	N/A
Nora M. Denzel	780,000	N/A
Galen C. Smith	465,000	10.7%
Donald R. Rench	400,000	2.6%
James H. Gaherity	310,000	3.3%
David D. Maquera	400,000	N/A
Mark Horak	460,000	3.4%

*	The Compensation Committee did not approve a base salary amount for Mr. Di Valerio for 2015 due to his termination of employment in February 2015.

Short-Term Incentives. The 2015 short-term incentives for our Named Executive Officers (other than Ms. Denzel and Messrs. Di Valerio and Maquera) were awarded under either the 2015 Incentive Compensation Plan for Executive Leaders (Messrs. Prusch, Smith and Rench) or the 2015 Incentive Compensation Plan for Line of Business Leaders—Coinstar or Redbox, as applicable (Messrs. Gaherity and Horak, respectively), and consisted of a cash bonus to reward executives for performance during 2015. Ms. Denzel did not participate in the 2015 Incentive Compensation Plans due to the interim nature of her position and Messrs. Di Valerio and Maquera did not participate due to the timing of their departure and hire date, respectively. The structure of each of the 2015 Incentive Compensation Plans was as follows:

•	70% was based on the Company’s achievement of certain corporate performance measures described below; and

•	30% was based on the Compensation Committee’s evaluation of the management team’s and/or the individual’s performance.

For 2015, the Compensation Committee changed the mix of the two performance components, which in 2014 was 80% based on the Company’s achievement of corporate performance measures and 20% based on management team and/or individual performance. The Compensation Committee adjusted the weightings in 2015 to increase the impact of individual results and hold executives accountable for individual performance.

As noted above, the Compensation Committee believes that those executives who have a greater ability to influence Company performance should have a higher level of at-risk compensation. Accordingly, target bonus amounts varied by position. In 2015, the Compensation Committee increased the short-term incentive target award for Mr. Smith by 5% consistent with our principles of providing pay-for-performance, at-risk compensation, and at-market compensation. Target award percentages for the other Named Executive Officers remained the same as 2014 levels, as applicable. As a result, target award percentages for 2015 as compared to 2014 were as follows:

Named Executive Officer*	2015 Target Award as Percentage of Base Salary**	2014 Target Award as Percentage of Base Salary

Erik E. Prusch	100%	N/A
Galen C. Smith	65%	60%
Donald R. Rench	60%	60%
James H. Gaherity	50%	50%
Mark Horak	70%	70%

*	Mr. Di Valerio, Ms. Denzel and Mr. Maquera did not participate in the 2015 Incentive Compensation Plans.
**	Bonus opportunities were based on the executive’s base salary multiplied by the target award percentage. Mr. Prusch’s bonus opportunity was prorated to reflect a partial year of employment.

Corporate Performance Component

In 2015, the Compensation Committee chose to measure our short-term incentives based on overall results, as well as results from core activities. We define our core activities as those associated with our primary operations which we directly control, while our non-core activities may include nonrecurring events or events that we do not directly control. For further information regarding core activities and non-core activities, please reference our Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Non-GAAP Financial Measures—Core and Non-Core Results” on page 40.

For the 70% attributable to the achievement of corporate performance measures, the Compensation Committee reviewed the following performance measures, weighted as noted in the table below:

	Participants and Weightings
Measure	Messrs. Prusch, Smith and Rench	Mr. Gaherity	Mr. Horak

Corporate Core DCM Percent*	45%	20%	20%
Corporate Revenue	25%	—	—
Coinstar Unallocated DCM Margin Percent*	—	35%	—
Coinstar Revenue	—	15%	—
Redbox Unallocated DCM*	—	—	35%
Redbox Revenue	—	—	15%

*	Definitions:

Corporate Core DCM Percent is defined as net income from core activities before taxes and stock-based compensation divided by revenue.

Coinstar Unallocated DCM Margin Percent is defined as Coinstar operating income from core activities before corporate and shared-service allocations and stock-based compensation divided by Coinstar revenue.

Redbox Unallocated DCM is defined as Redbox operating income from core activities before corporate and shared-service allocations and stock-based compensation.

These measures were recommended by management and approved by the Compensation Committee to support ongoing attention on revenue and continued focus on managing the business for profitability. The tables below show the level of achievement and the related level of payout (between 0% and 200%) attributable to each measure, including adjustments related to the disposition of Redbox Canada, as provided by the terms of the plans. Amounts are interpolated for achievement between the levels provided in the tables.

Corporate Core DCM Percent

	Corporate Core DCM Percent Achievement
DCM Margin %	% of Target	Payout %

6.52%	75.0%	20.0%
6.86%	79.0%	40.0%
7.04%	81.0%	49.0%
7.21%	83.0%	58.0%
7.39%	85.0%	67.0%
7.56%	87.0%	76.0%
7.82%	90.0%	82.0%
7.99%	92.0%	88.0%
8.17%	94.0%	94.0%
8.34%	96.0%	100.0%
8.69%	100.0%	100.0%
8.95%	103.0%	100.0%
9.04%	104.0%	107.5%
9.21%	106.0%	115.0%
9.38%	108.0%	130.0%
9.56%	110.0%	145.0%
9.77%	112.5%	160.0%
10.08%	116.0%	180.0%
10.43%	120.0%	200.0%

Corporate Revenue

	Corporate Revenue Achievement
Amount	% of Target	Payout %

$2,134,841,000	90.0%	20.0%
2,206,003,000	93.0%	54.3%
2,253,444,000	95.0%	77.2%
2,300,885,000	97.0%	100.0%
2,372,046,000	100.0%	100.0%
2,443,207,000	103.0%	100.0%
2,490,648,000	105.0%	133.0%
2,538,089,000	107.0%	166.0%
2,585,530,000	109.0%	200.0%

Coinstar Unallocated DCM Margin Percent and Revenue

	Coinstar Unallocated DCM Margin Percent Achievement			Coinstar Revenue Achievement
DCM Margin %	% of Target	Payout %	Amount	% of Target	Payout %

35.01%	96.0%	20.0%	$303,373,000	96.0%	20.0%
35.19%	96.5%	37.5%	306,533,000	97.0%	46.0%
35.38%	97.0%	55.0%	309,693,000	98.0%	73.0%
35.56%	97.5%	72.5%	312,853,000	99.0%	100.0%
35.74%	98.0%	90.0%	316,013,000	100.0%	100.0%
36.11%	99.0%	100.0%	319,173,000	101.0%	100.0%
36.47%	100.0%	100.0%	322,333,000	102.0%	133.0%
36.83%	101.0%	100.0%	325,494,000	103.0%	166.0%
37.20%	102.0%	110.0%	328,654,000	104.0%	200.0%
37.38%	102.5%	132.5%
37.56%	103.0%	155.0%
37.75%	103.5%	177.5%
37.93%	104.0%	200.0%

Redbox Unallocated DCM and Revenue

	Redbox Unallocated DCM Achievement			Redbox Revenue Achievement
Amount	% of Target	Payout %	Amount	% of Target	Payout %

$410,644,000	84.0%	20.0%	$1,752,888,000	92.0%	20.0%
425,310,000	87.0%	32.5%	1,790,994,000	94.0%	46.0%
432,643,000	88.5%	40.0%	1,829,100,000	96.0%	73.0%
439,976,000	90.0%	50.0%	1,867,207,000	98.0%	100.0%
447,309,000	91.5%	60.0%	1,905,313,000	100.0%	100.0%
454,642,000	93.0%	70.0%	1,943,419,000	102.0%	100.0%
461,975,000	94.5%	80.0%	1,981,526,000	104.0%	133.0%
469,308,000	96.0%	85.0%	2,038,685,000	107.0%	166.0%
474,196,000	97.0%	92.5%	2,076,791,000	109.0%	200.0%
479,085,000	98.0%	100.0%
488,862,000	100.0%	100.0%
493,751,000	101.0%	100.0%
496,195,000	101.5%	107.5%
498,639,000	102.0%	115.0%
503,528,000	103.0%	130.0%
508,416,000	104.0%	145.0%
527,971,000	108.0%	160.0%
557,703,000	114.0%	180.0%
586,634,000	120.0%	200.0%

In February 2016, the Compensation Committee determined that after adjustments to Corporate Core DCM Percent and Corporate Revenue related to the Gazelle acquisition as provided by the terms of the plans, the various performance measures for the 2015 Incentive Compensation Plans were achieved as follows:

Measure	Achievement Level	Payout %

Corporate Core DCM Percent	11.22%	200.0%
Corporate Revenue	$2,179,193,000	41.7%
Coinstar Unallocated DCM Margin Percent	39.68%	200.0%
Coinstar Revenue	$318,611,000	100.0%
Redbox Unallocated DCM	$452,620,000	67.2%
Redbox Revenue	$1,760,899,000	25.5%

Management Team and/or Individual Performance Component

For the 30% attributable to the Compensation Committee’s discretion after evaluating the management team’s and/or the individual’s performance applicable to the Named Executive Officers, the Compensation Committee considered the recommendations of Mr. Prusch for all participating executives (excluding himself) and conducted its own evaluation of Mr. Prusch. The following table summarizes the factors evaluated by the Compensation Committee for each participating Named Executive Officer and the percentage payout approved by the Compensation Committee for this component of the award.

Named Executive Officer	Management Team/Individual Performance Factors	Component Payout %

Erik E. Prusch	Strong transition into the Chief Executive Officer position. Enhanced senior leadership team. Key leadership role in the review of Company businesses and strategy. Guided strong focus on business optimization and generating free cash flow.	100%

Galen C. Smith	Drove solid free cash flow. Continued leadership on efficiency and expense management programs and helped drive review of Company strategy. Led successful execution of first dividend distributions and debt repurchases.	100%

Donald R. Rench	Led the legal team in the successful completion of key studio and retailer contracts. Successfully guided legal and governance components of Chief Executive Officer transitions.	100%

James H. Gaherity	Led the Coinstar business unit to its highest annual revenue. Drove strong profit margins for the Coinstar business. Provided interim leadership for several shared service functions.	120%

Mark Horak	Did not meet key objectives.	0%

Total Payouts

Overall, the total cash bonuses paid to participating Named Executive Officers under the 2015 Incentive Compensation Plans ranged from 67.3% to 161.0% of each of their respective target bonus amounts. Total individual cash bonuses paid to each of the participants for 2015 consisted of the following:

Named Executive Officer	Company Performance	Management Team / Individual Performance	Total Bonus	Total Bonus as a Percent of Target

Erik E. Prusch	$338,969	$101,260	$440,229	130.4%
Galen C. Smith	303,535	90,675	394,210	130.4%
Donald R. Rench	241,020	72,000	313,020	130.4%
James H. Gaherity	193,750	55,800	249,550	161.0%
Mark Horak	216,851	0	216,851	67.3%

Long-Term Incentives. Long-term incentives awarded in 2015 to participating Named Executive Officers consisted of equity compensation in the form of time-based restricted stock awards and performance-based restricted stock awards. All long-term incentive grants to the Named Executive Officers are approved by the Compensation Committee. Annual long-term incentive grants are typically granted at the beginning of the service period for which the awards cover (e.g., the long-term incentive grants for performance in 2015 were made in February 2015) in order to motivate and retain the executive for the upcoming year. The Compensation Committee also periodically makes promotional or new hire equity grants. Messrs. Prusch and Maquera’s long-term incentive grants were approved in July 2015 and November 2015, respectively, in conjunction with their hire dates.

The Compensation Committee believes that stock ownership is an essential tool to align the interests of our executives and stockholders. Generally, the higher the level of the executive’s position, the greater the percentage of long-term incentives granted in the form of time-based restricted stock and performance-based restricted stock, which we consider to be at-risk compensation. The Compensation Committee believes that a percentage of total compensation should be at risk in terms of Company performance to maintain strong stockholder alignment. Based on this philosophy, the Compensation Committee began granting performance-based restricted stock in 2007. In 2014, the Compensation Committee eliminated stock options from the mix of annual long-term incentive compensation for executive officers to reduce complexity in equity compensation and improve the balance between retention and incentives in equity compensation. The mix of annual long-term incentives for participating Named Executive Officers other than Mr. Maquera in 2015 consisted of:

•	30% time-based restricted stock and 70% performance-based restricted stock for Mr. Prusch; and

•	50% time-based restricted stock and 50% performance-based restricted stock for other participating Named Executive Officers.

As a result of his start date late in 2015, Mr. Maquera’s long-term incentive compensation for 2015 was all in time-based restricted stock and for 2016, it will be all in performance-based restricted stock. Although Ms. Denzel did not receive long-term incentive awards as an executive officer of the Company, she did receive a grant of time-based restricted stock with a value of $110,000 for services as a director after she was no longer serving as Interim Chief Executive Officer, pursuant to the terms of our non-employee director program, as described in this Amendment under “2015 Director Compensation.”

Consistent with the terms of the performance-based restricted stock awards granted in 2013 and 2014, the Compensation Committee approved a two-year performance period (2015-2016) for the 2015 performance-based restricted stock awards to better align the awards with results over time.

The Compensation Committee determined the total dollar value of long-term compensation delivered to the participating Named Executive Officers based on an evaluation of the following factors (without assigning a relative weight to any one particular factor):

•	the past performance at the Company and anticipated contribution by the executive;

•	the equity awards necessary to attract and/or retain the services of a valued executive;

•	the market data for comparable positions provided by Towers Watson;

•	the value of equity awards already held by the executive;

•	the value of long-term incentives as a percentage of total direct compensation;

•	the realized and realizable value of total compensation over the prior two years; and

•	the other elements of compensation and the current overall value and potential future value of total direct compensation.

The total dollar value of long-term incentive compensation was converted into the number of shares subject to each type of award based on the mix of long-term incentives described above, using the closing price of our common stock on the date of grant. The total dollar value of annual target long-term incentive compensation granted to participating Named Executive Officers in 2015 was as follows:

Named Executive Officer*	Total Dollar Value

Erik E. Prusch	$3,000,000
Galen C. Smith	850,000
Donald R. Rench	650,000
James H. Gaherity	350,000
David D. Maquera	500,000
Mark Horak	850,000

*	Mr. Di Valerio and Ms. Denzel did not receive long-term incentive compensation in 2015.

Time-Based Restricted Stock Awards

The participating Named Executive Officers were granted the following annual time-based restricted stock awards in 2015:

Named Executive Officer	Time-Based Restricted Stock

Erik E. Prusch	12,708
Galen C. Smith	6,422
Donald R. Rench	4,911
James H. Gaherity	2,644
David D. Maquera	7,697
Mark Horak*	6,422

*	This award was forfeited by Mr. Horak as a result of his termination of employment.

The time-based restricted stock awards granted to Messrs. Smith, Rench, Gaherity, Maquera and Horak in 2015 were scheduled to vest (and be no longer subject to forfeiture) in four equal annual installments starting on the one-year anniversary of the vesting commencement date of February 24, 2015, except that for Mr. Maquera, the vesting commencement date was November 23, 2015. The time-based restricted stock award granted to Mr. Prusch vests (and is no longer subject to forfeiture) in two equal installments on July 31, 2018 and July 31, 2019.

We do not have, nor do we intend to have, a program, plan, or practice to time stock awards to our existing executives or to new executives in coordination with the release of material nonpublic information for the purpose of affecting the value of executive compensation.

2015-2016 Performance-Based Restricted Stock Awards

As noted above, the performance-based restricted stock awards (at target) constituted 70% (for Mr. Prusch) and 50% (for other Named Executive Officers) of the total dollar value of annual long-term incentive compensation delivered to participating Named Executive Officers (other than Mr. Maquera) in 2015. For 2015 compensation, participating executives received performance-based restricted stock awards in February 2015, except for Mr. Prusch who received his award in July 2015.

The Compensation Committee annually reviews the structure of its performance-based restricted stock awards to ensure that the focus is on the right measures to incentivize executives and create value for our stockholders. For the 2015 awards, the Compensation Committee determined to continue to use Free Cash Flow and Core ROIC as in 2014, but applied those measures to 2015 results only and added EBITDA Margin averaged for 2015 and 2016 as a multiplier that can increase or decrease the payouts for the other two measures. Accordingly, the applicable measures and weightings were as follows:

•	50% based on Free Cash Flow (as defined below) measured for 2015;

•	50% based on Core ROIC (as defined below) measured for 2015; and

•	EBITDA Margin (as defined below) averaged for 2015 and 2016 as a multiplier.

The Compensation Committee made these changes to the performance measures for the 2015 performance-based restricted stock awards to ensure that targets were challenging but realistic and to continue to emphasize managing the business for profitability.

If the minimum specified performance goals for the 2015-2016 performance period are not achieved, the performance-based restricted stock awards will be forfeited. An executive could earn between 50% and 150% of the target number of shares if the minimum and maximum specified performance goals are achieved, respectively. Amounts are based on the level of achievement between the minimum and maximum performance goals. Once the performance-based restricted stock awards for the 2015-2016 performance period are earned following completion of the performance period, for all participating Named Executive Officers other than Mr. Prusch, 65% of the shares earned will vest in February 2017 and 35% will vest in February 2018, provided the executive continues to provide services to us. Any awards earned by Mr. Prusch will vest 65% on July 31, 2017 and 35% on July 31, 2018.

The following table shows the number of performance-based shares of restricted stock that could be earned by a participating Named Executive Officer for the 2015-2016 performance period, depending on the level of achievement of the performance goals and continued service:

Named Executive Officer*	Minimum	Target	Maximum

Erik E. Prusch	14,826	29,652	44,478
Galen C. Smith	3,211	6,422	9,633
Donald R. Rench	2,455	4,911	7,366
James H. Gaherity	1,322	2,644	3,966
Mark Horak**	3,211	6,422	9,633

*	Mr. Di Valerio, Ms. Denzel and Mr. Maquera were not granted performance-based restricted stock in 2015.
**	This award was forfeited by Mr. Horak as a result of his termination of employment.

For ease of understanding, formulas and definitions for our Core ROIC calculation are presented below:

Core ROIC =	NOPAT
Invested Capital

NOPAT = (Income from continuing operations from core activities before taxes - Interest income + Interest expense) x (1 - Corporate tax rate)

Invested Capital = Total stockholder equity + Net Debt

Net Debt = (short- and long-term debt and capital lease obligations) - (cash and cash equivalents - cash identified for settling our payable to retail partners in relation to our Coinstar kiosks)

Free Cash Flow is defined as net cash provided by operating activities after capital expenditures. (Free Cash Flow is a non-GAAP financial measure; for reconciliation to net cash provided by operating activities (the most comparable GAAP measure) and other information on this measure, please reference our Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Free Cash Flow” on page 43). For purposes of calculating NOPAT, we apply a 37% corporate tax rate. Invested capital is averaged for the beginning and the end of the fiscal year.

EBITDA Margin is defined as Core Adjusted EBITDA from continuing operations divided by revenue. Core Adjusted EBITDA from continuing operations is defined as earnings from continuing operations before depreciation, amortization and other; interest expense, net; income taxes, share-based payments expense; and non-core adjustments. (Core Adjusted EBITDA from continuing operations is a non-GAAP financial measure; for reconciliation to net income from continuing operations (the most comparable GAAP measure) and other information on this measure, please reference our Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Core Adjusted EBITDA from continuing operations” on page 41).

The Core ROIC measure and the EBITDA Margin measure are based on results from core activities, which are indicative of our ongoing performance. As explained above in the discussion of our short-term incentives, we define our core activities as those associated with our primary operations.

Payout of 2014-2015 Performance-Based Restricted Stock Awards

The measures and weightings for the performance-based restricted stock awards granted in 2014 for the 2014-2015 performance period and certified as earned in 2016 were as follows:

•	50% based on Free Cash Flow (as defined above) cumulative results for 2014 and 2015; and

•	50% based on Core ROIC (as defined above with the exception that for the 2014-2015 calculation we applied a corporate tax rate of 39%) measured for 2014 and 2015 separately and then averaged.

The 2014-2015 performance-based restricted stock awards were earned depending on the level of achievement of the performance goals. The tables below show the level of achievement and the related level of payout (between 50% and 150% of target) attributable to each measure, including adjustments related to the disposition of Redbox Canada, as provided by the terms of the awards. Amounts are interpolated for achievement between the levels provided in the tables.

	Free Cash Flow 2014-2015 Cumulative Achievement
Amount	% of Target	Payout %

$346,880	80.0%	50.0%
368,560	85.0%	70.0%
390,240	90.0%	85.0%
411,920	95.0%	95.0%
433,600	100.0%	100.0%
466,120	107.5%	107.5%
498,640	115.0%	115.0%
531,160	122.5%	130.0%
563,680	130.0%	150.0%

	Core ROIC 2014- 2015 Average Achievement
Amount	% of Target	Payout %

14.93%	85.0%	50.0%
15.80%	90.0%	80.0%
16.68%	95.0%	90.0%
17.56%	100.0%	100.0%
19.32%	110.0%	110.0%
21.07%	120.0%	120.0%
22.83%	130.0%	150.0%

At its meeting in February 2016, the Compensation Committee determined that the Company achieved $506.5 million in Free Cash Flow for a payout of 118.6% attributable to this measure and achieved 19.33% of Core ROIC for a payout of 110.09% attributable to this measure. As a result, the Compensation Committee established the total amount of shares of restricted stock earned by the participating Named Executive Officers under their respective 2014-2015 performance-based restricted stock awards at 114.35% of target amounts. The earned shares will vest 65% in February 2016 and 35% in February 2017, provided the executive continues to provide services to us.

The following table shows the number of performance-based shares of restricted stock that were earned by the Named Executive Officers who received grants for the 2014-2015 performance period based on the level of achievement of the performance goals:

Named Executive Officer	Target	Earned

J. Scott Di Valerio*	16,852	—
Galen C. Smith	5,502	6,291
Donald R. Rench	3,783	4,325
James H. Gaherity	2,063	2,359
Mark Horak*	5,742	—

*	Messrs. Di Valerio and Horak forfeited their awards as a result of their termination of employment.

Dividends on Unvested Restricted Stock Awards

In 2015, the Company initiated dividends to stockholders for the first time in its history. Dividends were issued to holders of common stock, including executives who held unvested time-based restricted stock. In February 2015, the Compensation Committee amended the 2011 Plan to reflect that for performance-based awards, dividends may only be paid with respect to the portion of the award that is earned. For awards of performance-based restricted stock that were granted in 2013, dividends were paid on earned shares. For awards of performance-based restricted stock that were granted in 2014, executives received dividend payments for unearned shares based on the target number of shares granted until the awards were deemed earned and, thereafter, executives received dividend payments based on the actual number of shares earned. For shares of performance-based restricted stock granted in 2015 and going forward, dividend payments will be accrued by the Company and will be paid (without interest) for the number of shares earned and upon vesting.

New Hire Awards. In addition to the annual compensation components (base salary, short-term incentives and long-term incentives) provided to Messrs. Prusch and Maquera in connection with their hires in 2015 and to Mr. Horak in connection with his hire in 2014, the Compensation Committee approved special awards to these executives as an inducement to accept employment with the Company.

Mr. Prusch

Mr. Prusch received a one-time new hire inducement award of performance-based restricted stock with an approximate value of $1,000,000, which resulted in 16,409 shares at target. The award has two equally weighted components, a Company performance component and a strategic component. The Company performance component was based on the Company’s achievement of Tax-Effected EBITDA – CAPEX* for the period of August 1, 2015 to December 31, 2015 and could be earned from 50% to 150% of target, depending on the level of achievement, with performance below minimum resulting in forfeiture of this portion of the award. The strategic component is based on the design and delivery by Mr. Prusch of a comprehensive strategic plan that is approved by the Board of Directors by July 31, 2016, with this portion of the award being subject to forfeiture if the target is not met. The table below shows the level of achievement and the related level of payout for the Company performance component. Amounts are interpolated for achievement between the levels provided in the table below.

Tax-Effected EBITDA – CAPEX
Amount Achieved	Payout %

$ 45,000,000 - $ 52,000,000	50.0%
$ 52,000,000 - $ 62,000,000	75.0%
$ 62,000,000 - $ 80,000,000	100.0%
$ 80,000,000 - $100,000,000	125.0%
>$100,000,000	150.0%

At its meeting in April 2016, the Compensation Committee determined that after adjustments related to the Gazelle acquisition as provided by the terms of the award, the Company achieved $77.183 million in Tax Effected EBITDA – CAPEX for a payout of 100% of the target amount attributable to this measure of Mr. Prusch’s new hire award.

For new hire performance-based restricted stock earned by Mr. Prusch following completion of the performance periods, 65% of the shares earned will vest on October 16, 2017 and 35% will vest on October 16, 2018, provided he continues to provide services to us.

*	For ease of understanding, the formula for Tax-Effected EBITDA – CAPEX is presented below:

Tax-Effected EBITDA – CAPEX = [(Core Adjusted EBITDA from continuing operations)*(Tax rate)] – CAPEX

Tax-Effected EBITDA – CAPEX is defined as Core Adjusted EBITDA from continuing operations multiplied by a predetermined tax rate, less capital expenses. Core Adjusted EBITDA from continuing operations is defined as earnings from continuing operations before depreciation, amortization and other; interest expense, net; income taxes, share-based payments expense; and non-core adjustments. (Core Adjusted EBITDA from continuing operations is a non-GAAP financial measure; for reconciliation to net income from continuing operations (the most comparable GAAP measure) and other information on this measure, please reference our Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Core Adjusted EBITDA from continuing operations” on page 41). For purposes of calculating Tax-Effected EBITDA – CAPEX, we apply a 35.7% predetermined tax rate. CAPEX reflects the purchases of property and equipment consistent with the presentation under our “Consolidating Statements of Cash Flows” on page 102 of our Annual Report.

Messrs. Maquera and Horak

Mr. Maquera was paid a cash bonus in the amount of $225,000 in November 2015, which is subject to repayment should Mr. Maquera voluntarily resign within two years of his start date. In connection with his hire in March 2014, Mr. Horak was eligible to receive a sign-on bonus of $150,000 within 30 days of the first anniversary of his first day of employment, which was contingent upon continued employment through such one-year anniversary and which was paid in March 2015.

Bridge Awards. In February 2015, as part of an overall bridging strategy designed to assist the Company in navigating transitions in revenue sources and providing continuity in light of the Chief Executive Officer changes and in recognition of the key initiatives that the executives were expected to work on over the course of the year, the Compensation Committee approved special bridge awards to certain Named Executive Officers and other key executives. These bridge awards consisted of cash or equity awards, as follows:

Named Executive Officer	Time-Based Restricted Stock	Cash

Galen C. Smith	6,800	$—
Donald R. Rench	—	200,000
James H. Gaherity	3,022	—
Mark Horak*	4,533	—

*	This award was forfeited by Mr. Horak as a result of his termination of employment.

The cash award to Mr. Rench was paid on April 8, 2016, and was subject to his continued provision of services to us through April 1, 2016. The time-based restricted stock awards to the other Named Executive Officers vested 50% on February 12, 2016 and vest 50% on February 12, 2017, provided the executives continue to provide services to us.

Gaherity Special Bonus. In 2015, Mr. Gaherity took on the interim assignment of managing several shared service functions (including customer service, corporate procurement and information technology) along with his role as the President, Coinstar. In recognition of these additional contributions, the Compensation Committee approved a special one-time cash bonus to Mr. Gaherity of $100,000 in January 2016.

Interim Chief Executive Officer Bonus. As previously discussed, for her service as Interim Chief Executive Officer, Ms. Denzel was eligible to earn a cash bonus of between 50-75% of base salary paid, as determined by the Compensation Committee. The Compensation Committee approved a bonus of $350,000 for Ms. Denzel based on her contributions and solid transition leadership during her role as Interim Chief Executive Officer.

Other Benefits and Perquisites. Executives may receive additional benefits and limited perquisites that are (a) similar to those offered to our employees generally or (b) in the Compensation Committee’s view, reasonable, competitive, and consistent with our overall executive compensation program. All of our executives are eligible for reimbursement for tax-planning assistance. We provide medical, dental, and group life insurance benefits to each executive, similar to those provided to all other employees. Also, as provided to all other employees, we match a portion of each executive’s contribution to his or her account in the Outerwall 401(k) retirement plan.

In connection with her Interim Chief Executive Officer role, Ms. Denzel was provided a payment of $15,000 to assist with transition expenses. In addition, the Company provided Ms. Denzel with reimbursement for reasonable and necessary expenses, including expenses incurred by Ms. Denzel as a result of commuting and temporary housing, during her assignment as Interim Chief Executive Officer.

Severance and Change of Control

Employment Agreements and Change of Control Agreements. We have or had (for those whose employment has terminated) employment agreements with Messrs. Prusch, Di Valerio, Smith, Gaherity, Maquera and Horak, and double-trigger change of control agreements with all of our Named Executive Officers (other than Ms. Denzel), as described in the section below entitled “Elements of Post-Termination Compensation and Benefits” in “Named Executive Officer Compensation.” Executives who do not have an employment agreement serve at the will of the Board of Directors, enabling the Board to remove those executives whenever it is in our best interests, with full discretion on any severance package (excluding vested benefits). The Compensation Committee believes that the benefits provided under the employment agreements and change of control agreements are reasonable in light of all relevant circumstances, including each individual’s past employment experience, desired terms and conditions of employment, similar benefits offered by similarly situated peer group companies, and the strategic importance of the individual’s respective position, including stability and retention. The Compensation Committee believes that the employment agreements were necessary in order to attract and retain the executives and that the change of control agreements are necessary in order to retain and maintain stability among the executive group in the event of a potential or actual change of control. The Compensation Committee and outside consultants reviewed the employment agreements at the time they were entered into in order to determine current market terms for the particular executive.

Equity Awards. As described in more detail in the section below entitled “Elements of Post-Termination Compensation and Benefits” in “Named Executive Officer Compensation,” equity awards to our Named Executive Officers accelerate (in full or in part) upon certain transactions (single-trigger) or, in other cases, upon termination of employment after certain transactions (double-trigger). Since March 2010, equity awards granted to our Named Executive Officers (other than Ms. Denzel) have emphasized double-trigger benefits, with single-trigger benefits limited to a change of control that is not a company transaction or a change of control that is a company transaction but in which awards are not assumed or substituted for. These arrangements are designed to facilitate the retention of critical employees during a transaction, to motivate management to obtain the best price for our Company, thereby aligning their interests with the interests of our stockholders, and to align with emerging governance trends. Under these arrangements, if an executive were to leave prior to the completion of a change of control, unvested awards held by the executive would terminate.

Tax Gross-Ups. The Company does not provide Named Executive Officers with a tax gross-up to cover personal income taxes that may apply to any severance or change of control benefits.

Other Considerations and Policies

Tax Considerations

Section 162(m) of the Code imposes a $1 million limit on the amount that a publicly traded corporation may deduct for compensation paid to the Chief Executive Officer and the three other most highly compensated executives (other than the Chief Financial Officer) in a fiscal year. “Performance-based compensation” is excluded from this $1 million limit. One factor that the Compensation Committee reviews and considers when determining the compensation of executive officers is the deductibility of executive compensation under Section 162(m) of the Code. The Compensation Committee may structure certain compensation programs in a manner intended to allow compensation to be fully deductible under Section 162(m) of the Code. However, the Compensation Committee retains the flexibility and discretion to grant compensation awards, whether or not deductible. This flexibility is necessary to foster achievement of performance goals established by the Compensation Committee, as well as other considerations important to the Company’s success, such as encouraging employee retention and rewarding achievement of key corporate goals.

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

2015 Say-on-Pay Vote

At our 2015 Annual Meeting of Stockholders, approximately 95% of the votes cast were cast in favor of the advisory vote on the compensation of our Named Executive Officers (not including abstentions or broker non-votes) (the “2015 Say-on-Pay Vote”). The 2015 Say-on-Pay Vote occurred after 2015 compensation decisions for Named Executive Officers had been made. Given the strong support from our stockholders in the 2015 Say-on-Pay Vote, the Compensation Committee determined that additional adjustments to the compensation of Named Executive Officers were not necessary.

Officer Stock Ownership Guidelines

We believe that stock ownership is an essential tool to align management and stockholder interests, and we have had stock ownership guidelines in place for our executives since 2003. Under current guidelines adopted in 2010, the Chief Executive Officer must own shares of our common stock equal in value to three times (3x) his annual base salary and all other executives must own shares of our common stock equal in value to two times (2x) their annual base salary. Shares that count towards satisfaction of these guidelines include (a) fully vested shares owned directly or indirectly through immediate family members and (b) unvested restricted stock, including time-based restricted stock and performance-based restricted stock where the performance criteria has been achieved. The shares owned are valued at the greater of (i) the price at the time of purchase/acquisition or (ii) the current market value. Ownership is measured as of December 1 of each year. Executives as of the date the current guidelines were adopted were expected to meet the guidelines by December 1, 2015. Persons becoming executives after the current guidelines were adopted will have until December 1 of the fifth fiscal year after being deemed an executive to come into compliance. Executives must show progress of at least 20% per year toward the five-year stock ownership target until such target is met. All executives were in compliance with the officer stock ownership guidelines as of the last measurement date.

Other than these stock ownership guidelines, our executives are not required to hold our stock for a specific amount of time following exercise or vesting, but must trade Company stock pursuant to the Company’s Insider Trading Policy.

Hedging Policy; Pledging of Stock

Directors and executives are required to obtain pre-clearance from the Company before entering into any hedging transaction involving the Company’s securities, such as a zero-cost collar or forward sale contract. To date, no director or executive of the Company has requested such pre-clearance or entered into such a transaction. In addition, under the Company’s Insider Trading Policy, executive officers, directors, and certain other covered individuals are prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan.

Policy on Reimbursement of Incentive Payments

Our Policy on Reimbursement of Incentive Payments provides that the Company may, in its discretion, require reimbursement of any annual incentive payment or long-term incentive payment to an executive officer or standing officer where: (a) the payment (in shares of the Company’s common stock or otherwise) was predicated upon achieving financial results that were subsequently the subject of a material restatement of the Company’s financial statements filed with the SEC; (b) the Board of Directors or the Compensation Committee determines that the individual engaged in intentional misconduct that caused or substantially caused the need for the restatement; and (c) a lower payment would have been made to the individual based upon the restated financial results. In each such case, the Company, in its discretion, may take one or more of the following actions: (i) cancel any or all outstanding annual incentive awards or long-term incentive awards held by such individual; (ii) demand that the individual return to the Company any or all cash amounts paid to the individual in settlement of an annual incentive award or any or all shares of the Company’s common stock issued to the individual in settlement of a long-term incentive award; and (iii) demand that the individual pay over to the Company any or all of the proceeds received by the individual upon the sale, transfer, or other transaction involving shares of the Company’s common stock issued in settlement of a long-term incentive award.

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

The Compensation Committee

Ronald B. Woodard, Chairperson

Nora M. Denzel (through January 18, 2015)

David M. Eskenazy (as of January 18, 2015)

Robert D. Sznewajs

NAMED EXECUTIVE OFFICER COMPENSATION

2015 Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2015, compensation earned by our current Chief Executive Officer, our former Interim Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer, the other three most highly compensated individuals who served as executive officers as of December 31, 2015 and our former President, Redbox who was not an executive officer as of December 31, 2015 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation		Total

Erik E. Prusch (1)	2015	$338,462	$101,260	(2)	$3,999,999	(3)	$—	$338,969	(4)	$23,179	(5)	$4,801,769
Chief Executive Officer and Director

Nora M. Denzel (6)	2015	$480,000	$350,000	(7)	$109,993	(3)	$—	$—		$124,658	(8)	$1,064,651
Former Interim Chief
Executive Officer and Director

J. Scott Di Valerio (9)	2015	$124,788	$—		$—		$—	$—		$943,999	(5)	$1,068,787
Former Chief Executive	2014	$772,183	$—		$2,872,599		$—	$61,139		$8,375		$3,684,296
Officer and Director	2013	$695,192	$128,269		$1,399,970		$512,361	$—		$16,523		$2,752,315

Galen C. Smith	2015	$460,385	$90,675	(2)	$1,299,843	(3)	$—	$303,535	(4)	$46,573	(5)	$2,201,011
Chief Financial Officer	2014	$418,692	$60,037		$937,313		$—	$19,887		$12,036		$1,447,965
	2013	$371,044	$41,562		$489,960		$179,322	$—		$6,976		$1,088,864

Donald R. Rench	2015	$400,115	$72,000	(2)	$649,922	(3)	$—	$241,020	(4)	$34,465	(5)	$1,397,522
Chief Legal Officer,	2014	$388,979	$51,130		$651,550		$—	$18,476		$10,492		$1,120,627
General Counsel and Corporate Secretary	2013	$373,023	$48,843		$348,694		$115,266	$—		$11,011		$896,837

James H. Gaherity	2015	$309,769	$155,800	(2)	$549,873	(3)	$—	$193,750	(4)	$21,298	(5)	$1,230,490
President, Coinstar

David D. Maquera (10)	2015	$44,615	$225,000	(7)	$499,997	(3)	$—	$—		$2,309	(5)	$771,922
President, ecoATM

Mark Horak (11)	2015	$459,490	$150,000	(7)	$1,149,836	(3)	$—	$216,851	(4)	$43,515	(5)	$2,019,692
Former President, Redbox	2014	$356,144	$62,300		$749,906		$—	$24,764		$13,910		$1,207,024

(1)	Mr. Prusch was appointed effective July 31, 2015.
(2)	Amount reflects the payout under the management team/individual performance component of the applicable 2015 Incentive Compensation Plan, which is further described in “Compensation Discussion and Analysis.” In addition, for Mr. Gaherity, amount includes payment of a special bonus in the amount of $100,000, which is further described in “Compensation Discussion and Analysis.”
(3)	Amount reflects the aggregate grant date fair value of awards granted during the fiscal year ended December 31, 2015 computed in accordance with FASB ASC Topic 718. Amount includes the grant date fair value of the 2015-2016 performance-based restricted stock awards at target of $3,099,919 for Mr. Prusch, $424,944 for Mr. Smith, $324,961 for Mr. Rench, $174,953 for Mr. Gaherity, and $424,944 for Mr. Horak, computed in accordance with FASB ASC Topic 718. At the maximum level of achievement, these values would be $4,649,879 for Mr. Prusch, $637,416 for Mr. Smith, $487,441 for Mr. Rench, $262,430 for Mr. Gaherity, and $637,416 for Mr. Horak as further described in “Compensation Discussion and Analysis.” The award granted to Ms. Denzel was for services as a director and was granted after she was no longer serving as Interim Chief Executive Officer. Assumptions used in the calculation of these amounts are described in notes 2 and 10 to the Company’s audited financial statements included in the Annual Report.
(4)	Amount reflects payout under the Company performance component of the applicable 2015 Incentive Compensation Plan, which is further described in “Compensation Discussion and Analysis.”
(5)	Represents 401(k) retirement plan matching contributions for Messrs. Prusch ($15,554), Di Valerio ($5,110), Smith ($14,975), Rench ($18,565), Gaherity ($9,093), and Horak ($17,880); dividend payments on unvested shares for Messrs. Prusch ($7,625), Smith ($31,598), Rench ($15,900), Gaherity ($12,205), Maquera ($2,309), and Horak ($25,634); and separation payments for Mr. Di Valerio for an aggregate of $938,888. For more information on the separation payments received by Mr. Di Valerio in connection with his termination, see “Potential Payments Upon Termination or Change of Control Table” and related narrative.
(6)	Ms. Denzel served as Interim Chief Executive Officer from January 18, 2015 to July 31, 2015.
(7)	For Ms. Denzel, represents bonus for service as Interim Chief Executive Officer. For Messrs. Maquera and Horak, represents sign-on bonuses in connection with their hire. For more information regarding these bonuses, see “Compensation Discussion and Analysis.”

(8)	Amount represents 401(k) retirement plan matching contribution of $7,200, director fees of $26,444 for Ms. Denzel’s service as a director when she was not serving as Interim Chief Executive Officer, dividend payments on unvested shares of $1,565, and relocation expenses, as follows: $38,202 for temporary housing, $1,298 for moving expenses, $9,674 for commuting expenses, $15,000 relocation bonus, and $25,275 tax gross-up associated with the relocation expenses. We value the incremental cost to us for these benefits based on the actual costs or charges incurred by us for the benefits.
(9)	Mr. Di Valerio stepped down as our Chief Executive Officer effective January 18, 2015, but remained an employee of the Company through February 28, 2015.
(10)	Mr. Maquera was hired in November 2015.
(11)	Mr. Horak was terminated as President, Redbox effective December 4, 2015, but remained an employee of the Company through January 4, 2016.

2015 Grants of Plan-Based Awards Table

The following table shows, as applicable, (1) equity awards granted to our Named Executive Officers under the 2011 Plan and (2) non-equity incentive plan compensation granted to our Named Executive Officers under the applicable 2015 Incentive Compensation Plan, during the fiscal year ended December 31, 2015.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	and Option Awards ($)

Erik E. Prusch	7/31/15	7/31/15							12,708	899,981
	7/31/15	7/31/15				14,826	29,652	44,478		2,099,955
	10/16/15	10/16/15				12,306	16,409	20,511		999,964
				236,274	472,548

Nora M. Denzel (3)	9/2/15	7/28/15							1,825	109,993

J. Scott Di Valerio (4)

Galen C. Smith	2/12/15	2/12/15							6,422	424,944
	2/12/15	2/12/15				3,211	6,422	9,633		424,944
	2/12/15	2/12/15							6,800	449,956
				211,575	423,150

Donald R. Rench	2/12/15	2/12/15							4,911	324,961
	2/12/15	2/12/15				2,455	4,911	7,366		324,961
				168,000	336,000

James H. Gaherity	2/12/15	2/12/15							2,644	174,953
	2/12/15	2/12/15				1,322	2,644	3,966		174,953
	2/12/15	2/12/15							3,022	199,966
				108,500	217,000

David D. Maquera	11/23/15	11/23/15							7,697	499,997

Mark Horak (5)	2/12/15	2/12/15							6,422	424,944
	2/12/15	2/12/15				3,211	6,422	9,633		424,944
	2/12/15	2/12/15							4,533	299,949
				225,400	450,800

(1)	These columns show the target and maximum payouts (no threshold levels apply) under the Company performance component of the 2015 Incentive Compensation Plans and exclude the potential payouts under the management team/individual performance component, which was discretionary. For additional information regarding these awards, see “Compensation Discussion and Analysis.”
(2)	These columns show the threshold, target, and maximum payouts under performance-based restricted stock awards granted in 2015 for the 2015-2016 performance period. For additional information regarding performance-based restricted stock awards, see “Compensation Discussion and Analysis.”
(3)	Ms. Denzel’s award was for services as a director and was granted after she was no longer serving as Interim Chief Executive Officer.
(4)	Mr. Di Valerio was not granted any awards in 2015.
(5)	The three equity awards granted to Mr. Horak in 2015 were forfeited as a result of his termination of employment.

Employment Agreements

Erik E. Prusch, Chief Executive Officer. In July 2015, the Company entered into an offer letter and employment agreement with Erik E. Prusch in connection with his hire as Chief Executive Officer, effective on July 31, 2015. Under the terms of the employment agreement, the Company agreed to pay Mr. Prusch an initial annual base salary of $800,000, subject to possible increase at the discretion of the Compensation Committee. Mr. Prusch is also eligible to receive annual cash awards based on the achievement of certain performance targets applicable to the awards. For a description of the severance provisions in Mr. Prusch’s employment agreement, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.”

J. Scott Di Valerio, former Chief Executive Officer. In January 2010, the Company entered into an employment agreement with J. Scott Di Valerio in connection with his hire as our Chief Financial Officer. This employment agreement was amended and restated in January 2013 in connection with his promotion to Chief Executive Officer, effective on April 1, 2013. In connection with his promotion, in January 2013, the Company also entered into an offer letter with Mr. Di Valerio. Under the terms of the amended and restated employment agreement, the Company agreed to pay Mr. Di Valerio an initial annual base salary of $750,000, subject to possible increase at the discretion of the Compensation Committee. Mr. Di Valerio was also eligible to receive annual cash awards based on the achievement of certain performance targets applicable to the awards. Mr. Di Valerio stepped down as the Company’s Chief Executive Officer effective January 18, 2015. For a description of the severance terms applicable to Mr. Di Valerio, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.”

Galen C. Smith, Chief Financial Officer. In January 2013, the Company entered into an offer letter and employment agreement with Galen C. Smith in connection with his promotion to Chief Financial Officer, which became effective on April 1, 2013. Under the terms of the employment agreement, the Company agreed to pay Mr. Smith an initial annual base salary of $400,000, subject to possible increase at the discretion of the Compensation Committee. Mr. Smith is also eligible to receive annual cash awards based on the achievement of certain performance targets applicable to the awards. For a description of the severance provisions in Mr. Smith’s employment agreement, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.”

James H. Gaherity, President, Coinstar. In February 2014, the Company entered into an offer letter with James H. Gaherity in connection with his promotion to President, Coinstar, and in March 2014 the Company entered into an employment agreement with Mr. Gaherity, effective as of March 11, 2014. Under the terms of the employment agreement, the Company agreed to pay Mr. Gaherity an initial annual base salary of $300,000, subject to possible increase at the discretion of the Compensation Committee. Mr. Gaherity is also eligible to receive annual cash awards based on the achievement of certain performance targets applicable to the awards. For a description of the severance provisions in Mr. Gaherity’s employment agreement, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.”

David D. Maquera, President, ecoATM. In November 2015, the Company entered into an offer letter and employment agreement with David D. Maquera in connection with his hire as President, ecoATM, effective on November 23, 2015. Under the terms of the employment agreement, the Company agreed to pay Mr. Maquera an initial annual base salary of $400,000, subject to possible increase at the discretion of the Compensation Committee. Mr. Maquera is also eligible to receive annual cash awards based on the achievement of certain performance targets applicable to the awards. The Company also agreed to pay Mr. Maquera a sign on bonus of $225,000, which bonus has been paid. For a description of the severance provisions in Mr. Maquera’s employment agreement, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.”

Mark Horak. In January 2014, the Company entered into an offer letter with Mark Horak in connection with his hire as President, Redbox, and in March 2014 the Company entered into an employment agreement with Mr. Horak, effective as of his start date of March 17, 2014. Under the terms of the offer letter and employment agreement, the Company agreed to pay Mr. Horak an initial annual base salary of $445,000, subject to possible increase at the discretion of the Compensation Committee. Mr. Horak was also eligible to receive annual cash awards based on the achievement of certain performance targets applicable to the awards and long-term incentive awards. The Company also agreed to pay Mr. Horak a sign-on bonus of $150,000 within 30 days of the first anniversary of his first day of employment, contingent upon continued employment through such one-year anniversary, which bonus has been paid. Mr. Horak’s employment with the Company terminated on January 4, 2016. For a description of the severance terms applicable to Mr. Horak, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.”

Offer Letter

Nora M. Denzel, former Interim Chief Executive Officer. In January 2015, the Company entered into an offer letter with Nora M. Denzel in connection with her hire as Interim Chief Executive Officer, effective on January 18, 2015. Under the terms of the offer letter, the Company agreed to pay Ms. Denzel an annual base salary of $780,000 and a cash bonus of between 50-75% of base salary paid, as determined by the Compensation Committee. In addition, the Company agreed to pay Ms. Denzel $15,000 for transition expenses and to reimburse all reasonable and necessary expenses, including commuting and temporary housing expenses, and up to $5,000 in legal expenses. While serving in this position, Ms. Denzel was not eligible to receive cash, equity or any other compensation under the Company’s non-employee director compensation programs.

2015 Incentive Compensation Plans

For 2015, short-term incentive awards were granted to the Named Executive Officers (other than Ms. Denzel and Messrs. Di Valerio and Maquera) under the 2015 Incentive Compensation Plans. The 2015 awards consisted of cash awards tied to two components—Company performance and management team/individual performance. For additional information regarding the 2015 Incentive Compensation Plans, see “Compensation Discussion and Analysis.”

2011 Incentive Plan

Long-term incentives awarded in 2015 to the Named Executive Officers other than Ms. Denzel consisted of equity compensation in the form of time-based restricted stock awards and performance-based restricted stock awards under the 2011 Plan. With the exception of the award granted to Mr. Prusch, awards of time-based restricted stock vest (and are no longer subject to forfeiture) in four equal annual installments starting on the one-year anniversary of the vesting commencement date. The time-based restricted stock award granted to Mr. Prusch in 2015 vests in two equal installments on the third and fourth anniversaries of the date of grant. Restricted stock under the annual performance-based restricted stock awards granted in 2015 is earned based on the level of achievement of specified performance goals during a two-year performance period. Once earned, 65% of the stock earned vests in February 2017 (July 2017 for Mr. Prusch’s award) and 35% of the stock earned vests in February 2018 (July 2018 for Mr. Prusch’s award), provided that the executive continues to provide services to us. The new hire performance-based restricted stock award granted to Mr. Prusch in 2015 is earned based on the level of achievement of specified performance goals. Once earned, 65% of the stock earned vests in October 2017 and 35% of the stock earned vests in October 2018, provided he continues to provide services to us. For additional information regarding the performance-based restricted stock awards, see “Compensation Discussion and Analysis.”

Messrs. Smith, Rench, Gaherity and Horak were also granted bridge awards in 2015, consisting of either equity awards (Messrs. Smith, Gaherity and Horak) or cash (Mr. Rench). The bridge equity awards were granted as time-based restricted stock awards that vested 50% in February 2016 and vest 50% in February 2017, provided that the executive continues to provide services to us. The bridge cash award was paid on April 8, 2016 and was subject to continued service to the Company through April 1, 2016. For additional information regarding the bridge awards, see “Compensation Discussion and Analysis.”

The equity award to Ms. Denzel for 2015 was granted when she was no longer serving as Interim Chief Executive Officer and was subject to the terms of our non-employee director program administered under the 2011 Plan. For additional information regarding Ms. Denzel’s equity award, see “Compensation Discussion and Analysis” and “2015 Director Compensation.”

Cash Compensation in Proportion to Total Compensation

The proportion of cash compensation (which includes earned salary and earned incentives from the 2015 Incentive Compensation Plans) compared to total compensation varies among the Named Executive Officers. Specifically, allocation among the different components of compensation varies based on the position and level of responsibility. For example, those Named Executive Officers who have a greater ability to influence Outerwall’s performance generally will have a higher level of at-risk compensation in the form of an increased percentage of total compensation in time-based restricted stock awards and performance-based restricted stock awards. The lower the level of influence of an executive, generally, the higher the percentage of the executive’s total compensation that is in the form of cash compensation with a correspondingly lower percentage of time-based restricted stock awards and performance-based restricted stock awards. Accordingly, executive compensation for higher-level executives generally is set to align closely with stockholders’ and Outerwall’s long-term shared interests. In 2015, the percentage of total cash compensation as compared to total compensation for our Named Executive Officers other than Mr. Di Valerio and Ms. Denzel was as follows: Mr. Prusch, 16%; Mr. Smith, 39%; Mr. Rench, 51%; Mr. Gaherity, 54%; Mr. Maquera, 35%; and Mr. Horak, 41%.

2015 Outstanding Equity Awards at Fiscal Year-End Table

The following table shows the outstanding stock options and unvested stock awards held by each Named Executive Officer as of December 31, 2015.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Inventive Plan Awards: Market or Payout Value Under Unearned Shares, Units or Other Rights That Have Not Vested (2)
Name	Exercisable		Unexercisable
Erik E. Prusch							12,708	(3)	$464,350
							8,205	(4)	$299,811
										29,652	(5)	$1,083,484
										8,204	(6)	$299,774

Nora M. Denzel	476	(7)	—	(7)	$50.88	1/31/2023
	1,278	(8)	—	(8)	$59.08	6/27/2023
							1,825	(9)	$66,686

J. Scott Di Valerio (10)

Galen C. Smith	1,145	(11)	698	(11)	$56.87	2/16/2022
	—	(12)	4,110	(12)	$53.53	2/15/2023
							219	(13)	$8,002
							200	(14)	$7,308
							1,307	(15)	$47,758
							715	(16)	$26,126
							4,126	(17)	$150,764
							6,291	(18)	$229,873
							6,422	(19)	$234,660
							6,800	(20)	$248,472
										6,422	(21)	$234,660

Donald R. Rench	5,085	(22)	—	(22)	$29.71	2/24/2020
	4,995	(23)	—	(23)	$45.02	2/22/2021
	3,352	(11)	1,117	(11)	$56.87	2/16/2022
	2,643	(12)	2,642	(12)	$53.53	2/15/2023
							351	(13)	$12,826
							840	(15)	$30,694
							528	(16)	$19,293
							2,837	(17)	$103,664
							4,325	(18)	$158,036
							4,911	(19)	$179,448
										4,911	(21)	$179,448

James H. Gaherity	1,256	(11)	628	(11)	$56.87	2/16/2022
	1,051	(12)	1,350	(12)	$53.53	2/15/2023
							197	(13)	$7,198
							429	(15)	$15,676
							269	(16)	$9,829
							1,547	(17)	$56,527
							2,359	(18)	$86,198
							2,644	(19)	$96,612
							3,022	(20)	$110,424
										2,644	(21)	$96,612

David D. Maquera							7,697	(24)	$281,248

Mark Horak (25)							4,306	(26)	$157,341
							5,742	(18)	$209,813
							6,422	(19)	$234,660
							4,533	(20)	$165,636
										6,422	(21)	$234,660

(1)	The per share option exercise price represents the closing price of the Company’s common stock on the date of grant.
(2)	Market value was determined by multiplying the number of shares of stock by $36.54 (the closing price of the Company’s common stock on December 31, 2015).
(3)	Represents the unvested portions of awards made on July 31, 2015 pursuant to the 2011 Plan that vest 50% on the third anniversary of date of grant and 50% on the fourth anniversary of date of grant.

(4)	Represents the unvested portions of performance-based restricted stock awards made on October 16, 2015 pursuant to the 2011 Plan that were earned for the 2015 performance period at 100% of target and that vest 65% on October 16, 2017 and 35% on October 16, 2018.
(5)	Represents an unearned performance-based restricted stock award made on July 31, 2015 pursuant to the 2011 Plan shown at target for the two-year (2015-2016) performance period. If earned, the award will vest 65% on July 31, 2017 and 35% on July 31, 2018.
(6)	Represents an unearned performance-based restricted stock award made on October 16, 2015 pursuant to the 2011 Plan shown at target for the performance period ending July 31, 2016. If earned, the award will vest 65% on October 16, 2017 and 35% on October 16, 2018.
(7)	This option was granted on January 31, 2013 pursuant to the 2011 Plan with a term of ten years, and the award vested equally over twelve months.
(8)	This option was granted on June 27, 2013 pursuant to the 2011 Plan with a term of ten years, and the award vested equally over twelve months.
(9)	Represents the unvested portion of an award made on September 2, 2015 pursuant to the 2011 Plan that vests in full on June 11, 2016.
(10)	As of December 31, 2015, Mr. Di Valerio did not have any outstanding equity awards.
(11)	These options were granted on February 16, 2012 pursuant to the 2011 Plan with a term of ten years, and the awards vest over four years with 25% vesting one year from the grant date and 25% annually thereafter.
(12)	These options were granted on February 15, 2013 pursuant to the 2011 Plan with a term of ten years, and the awards vest over four years with 25% vesting one year from the vesting commencement date of February 24, 2013 and 25% annually thereafter.
(13)	Represent the unvested portions of awards made on February 16, 2012 pursuant to the 2011 Plan that vest 25% one year from the award date and 25% annually thereafter.
(14)	Represents the unvested portion of an award made on February 28, 2012 pursuant to the 2011 Plan that vests 25% one year from the award date and 25% annually thereafter.
(15)	Represent the unvested portions of awards made on February 15, 2013 pursuant to the 2011 Plan that vest 25% one year from the vesting commencement date of February 24, 2013 and 25% annually thereafter.
(16)	Represent the unvested portions of performance-based restricted stock awards made on February 15, 2013 pursuant to the 2011 Plan that were earned for the 2013-2014 performance period at 31.25% of target and that vested 65% on February 24, 2015 and vest 35% on February 24, 2016.
(17)	Represent the unvested portions of awards made on February 13, 2014 pursuant to the 2011 Plan that vest 25% one year from the vesting commencement date of February 24, 2014 and 25% annually thereafter.
(18)	Represent the unvested portions of performance-based restricted stock awards made on February 13, 2014 pursuant to the 2011 Plan that were earned for 2014-2015 performance period at 114.35% of target and that vest 65% on February 24, 2016 and 35% of February 24, 2017.
(19)	Represent the unvested portions of awards made on February 12, 2015 pursuant to the 2011 Plan that vest 25% one year from the vesting commencement date of February 24, 2015 and 25% annually thereafter.
(20)	Represent the unvested portions of awards made on February 12, 2015 pursuant to the 2011 Plan that vest 50% on the first anniversary of the vesting commencement date of February 24, 2015 and 50% on the second anniversary of the vesting commencement date.
(21)	Represent unearned performance-based restricted stock awards made on February 12, 2015 pursuant to the 2011 Plan shown at target for the two-year (2015-2016) performance period. If earned, the awards will vest 65% on February 24, 2017 and 35% of February 24, 2018.
(22)	This option was granted on February 24, 2010 pursuant to our 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”) with a term of ten years, and the award vested over four years with 25% vesting one year from the grant date and 25% annually thereafter.
(23)	This option was granted on February 22, 2011 pursuant to the 1997 Plan with a term of ten years, and the award vested over four years with 25% vesting one year from the grant date and 25% annually thereafter.
(24)	Represents the unvested portion of an award made on November 23, 2015 pursuant to the 2011 Plan that vests 25% one year from the award date and 25% annually thereafter.
(25)	As a result of Mr. Horak’s termination of employment on January 4, 2016, he forfeited all shares shown on this table that were subject to unvested and/or unearned awards as of December 31, 2015.
(26)	Represents the unvested portion of an award made on March 17, 2014 pursuant to the 2011 Plan that vests 25% one year from the award date and 25% annually thereafter.

2015 Option Exercises and Stock Vested Table

The following table shows, for the fiscal year ended December 31, 2015, the options exercised and restricted stock vested for the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Erik E. Prusch	—	$—	—	$—
Nora M. Denzel	—	—	1,696	129,761
J. Scott Di Valerio	29,945	575,092	15,056	1,008,537
Galen C. Smith	5,062	109,599	6,778	449,700
Donald R. Rench	—	—	4,671	314,193
James H. Gaherity	300	6,787	2,972	199,993
David D. Maquera	—	—	—	—
Mark Horak	—	—	1,436	93,613

(1)	Based on the difference between the fair market value of Outerwall common stock at the time of exercise and the exercise price of the option.
(2)	Based on the closing price of Outerwall common stock on the vesting date.

Elements of Post-Termination Compensation and Benefits

Under certain circumstances, Outerwall (or one of its subsidiaries) will enter into an employment, change of control, transition, and/or retention agreement with an executive. Otherwise, executives serve at the will of the Board of Directors, enabling the Company to remove an executive whenever it is in the best interests of the Company, with full discretion on any severance package (excluding vested compensation and benefits).

Employment Agreements

Messrs. Prusch, Smith, Gaherity, Maquera and Horak. As of December 31, 2015, the Company (or one of its subsidiaries) had employment agreements with the Chief Executive Officer, Erik E. Prusch, the Chief Financial Officer, Galen C. Smith, the President, Coinstar, James Gaherity, the President, ecoATM, David D. Maquera, and the former President, Redbox, Mark Horak.

Mr. Prusch. The employment agreement in effect as of December 31, 2015 for Mr. Prusch provides that he will generally be entitled to the following benefits if he is terminated at any time without cause (as defined below) or if he terminates for good reason (as defined below):

•	termination payments equal to 18 months’ annual base salary and one and one-half (1.5) times annual target bonus;

•	any unpaid annual base salary that had accrued for services already performed as of the date of termination;

•	a pro rata portion of the executive’s annual bonus for the year; and

•	an amount equal to 18 months of COBRA premiums at the rate in effect on the date of termination for the executive and the executive’s spouse and dependent children.

For purposes of Mr. Prusch’s employment agreement, “cause” is generally defined as:

•	failure or refusal to carry out the lawful duties of the executive or any lawful directions of the Board, which directions are reasonably consistent with the duties to be performed by the executive, and such failure or refusal is not remedied by executive within forty-five (45) days after the date on which the executive receives written notice thereof;

•	violation (as determined in good faith by a majority of the full Board of Directors) by the executive of a state or federal criminal law involving the commission of a crime against the Company or a felony;

•	current use by the executive of illegal substances, provided that such determination is made by a majority of the full Board of Directors in good faith;

•	fraud, misrepresentation, or dishonesty by the executive; or any act or omission by the executive that substantially impairs the Company’s business, goodwill, or reputation; or

•	any other material breach of any provision of the employment agreement.

For purposes of Mr. Prusch’s employment agreement, “good reason” generally includes any of the following events, provided that within specified time frames the executive provides the Company with notice, the Company fails to remedy the event or condition, and the executive actually terminates employment:

•	a decrease in the executive’s annual base salary and/or target bonus;

•	a decrease in the executive’s authority, duties, or responsibilities;

•	termination of the executive’s change of control agreement prior to a change of control, unless the Company provides the executive with a new change of control agreement that reflects then prevailing market terms for such agreements;

•	a relocation of the executive’s principal place of employment to a location more than 50 miles away; or

•	any other material breach of the agreement by the Company.

Messrs. Smith, Gaherity, Maquera and Horak. The employment agreements in effect as of December 31, 2015 for Messrs. Smith, Gaherity, Maquera and Horak generally provide that the executive will be entitled to the following benefits if the executive is terminated at any time without cause (as defined below):

•	termination payments equal to 12 months’ annual base salary;

•	any unpaid annual base salary that had accrued for services already performed as of the date of termination;

•	a pro rata portion of the executive’s annual bonus for the year; and

•	an amount equal to 12 months of COBRA premiums at the rate in effect on the date of termination for the executive and the executive’s spouse and dependent children.

For purposes of the employment agreements for Messrs. Smith, Gaherity, Maquera and Horak, “cause” is generally defined as:

•	failure or refusal to carry out the lawful duties of the executive or any directions of the Board, which directions are reasonably consistent with the duties set forth in the employment agreement to be performed by the executive;

•	violation by the executive of a state or federal criminal law involving the commission of a crime against the Company or a felony;

•	current use by the executive of illegal substances; deception, fraud, misrepresentation, or dishonesty by the executive; or any act or omission by the executive that substantially impairs the Company’s business, goodwill, or reputation; or

•	any other material violation of any provision of the employment agreement.

Termination payments made in connection with a termination without cause, or for good reason with respect to Mr. Prusch, will generally be paid to the executive in a lump sum within ten business days after the release of claims required under the employment agreement becomes effective, and any unpaid annual base salary will be paid at the same time such amounts would have been paid had the executive’s employment not been terminated.

Following the termination of employment, the executive is subject to certain nondisclosure and nondisparagement provisions. In addition, Messrs. Prusch, Smith, Gaherity and Maquera are subject to certain noncompetition provisions for one year following the termination of employment.

Change of Control Agreements

As of December 31, 2015, the Company had a change of control agreement with each of the Named Executive Officers, except Ms. Denzel and Mr. Di Valerio. The change of control agreements generally provide that, following a change of control of the Company, the executive’s authority, duties, and responsibilities will be at least reasonably commensurate with the most significant of those held, exercised, and assigned at any time during the 90-day period immediately preceding the date of the change of control. In addition, the executive will be entitled to continued compensation and benefits at levels comparable to those prior to the change of control and reimbursement for all reasonable employment expenses.

If a change of control occurs during the period beginning on the date of the agreement and ending on the date two years following notice from the Company that the agreement is terminated, then the executive will generally be eligible to receive the following benefits if the Company terminates the executive’s employment other than for cause or if the executive terminates his employment for good reason within two years after the change of control (for purposes of Mr. Prusch’s agreement, the agreement also applies in the event a change of control occurs and his employment with the Company is terminated without cause after the date on which the Company has entered into a definitive agreement to effect the change of control but prior to the date on which such change of control occurs):

•	the executive’s annual base salary through the date of termination;

•	a prorated bonus calculated as the product of (a) the executive’s annual bonus with respect to the fiscal year in which the date of termination occurs and (b) a fraction, the numerator of which is the number of days in the then current fiscal year through the date of termination and the denominator of which is 365;

•	any compensation previously deferred (together with any accrued interest or earnings thereon);

•	any accrued but unpaid vacation pay;

•	for Mr. Prusch, an amount as separation pay equal to two (2) times the executive’s annual base salary plus two (2) times the executive’s target annual bonus;

•	for Messrs. Smith, Rench, Gaherity, Maquera and Horak, an amount as separation pay equal to the executive’s annual base salary; and

•	an amount equal to up to 18 months (for Mr. Prusch) or up to 12 months (for Messrs. Smith, Rench, Gaherity, Maquera and Horak) of COBRA premiums for the executive and the executive’s spouse and dependent children.

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

For purposes of Mr. Prusch’s change of control agreement, “cause” and “good reason” have substantially the same definitions as in his employment agreement described above.

For purposes of each of the change of control agreements for Messrs. Smith, Rench, Gaherity, Maquera and Horak, “cause” is generally defined as:

•	failure or refusal to carry out the lawful duties of the executive or any directions of the Board, which directions are reasonably consistent with the duties to be performed by the executive;

•	violation by the executive of a state or federal criminal law involving the commission of a crime against the Company or a felony;

•	current use by the executive of illegal substances; deception, fraud, misrepresentation, or dishonesty by the executive; or any act or omission by the executive that substantially impairs the Company’s business, goodwill, or reputation; or

•	any material violation of the confidentiality, noncompetition, and/or nonsolicitation provisions to which the executive is bound.

For purposes of the change of control agreements for Messrs. Smith, Rench, Gaherity, Maquera and Horak, “good reason” generally includes any of the following events, provided that within specified time frames the executive provides the Company with notice, the Company fails to remedy the event or condition, and the executive actually terminates employment:

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

•

acquisition by any individual, entity, or group of beneficial ownership of (a) 20% or more of either the then outstanding common stock or the combined voting power of the then outstanding voting securities entitled to vote in the election of directors, which acquisition is not approved in advance by a majority of the incumbent directors or (b) 33% or more of either the then outstanding common stock or the combined voting power of the then outstanding voting securities entitled to vote in the election of directors, which acquisition is approved in advance by a majority of incumbent directors;

•	consummation of a reorganization, merger, or consolidation approved by the stockholders; or

•	consummation of a complete liquidation, dissolution, or the sale or other disposition of all or substantially all of the assets approved by the stockholders.

Change of Control Provisions for Equity Awards

Change of Control Provisions in the 2011 Plan. Under the 2011 Plan, unless the Compensation Committee determines otherwise in the instrument evidencing an award or in a written employment, services, or other agreement between a participant and the Company or a related company, in the event of a change of control (as defined below):

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

Double-Trigger Acceleration. The awards granted under the 2011 Plan through December 31, 2015 also provide for double-trigger accelerated vesting in the event of a change of control that is a company transaction (as defined above) in which the awards are assumed or substituted by the successor company, as follows:

•	Mr. Prusch. In the event that the awards are assumed or substituted for and the executive’s employment or service relationship is terminated in connection with a change of control or within two years following the transaction without cause or by the executive for good reason, 100% of the unvested portions of the time-based and earned performance-based restricted stock awards will no longer be subject to forfeiture. With respect to unearned performance-based restricted stock awards, in the event of a change of control prior to the Compensation Committee’s certification of the Company’s achievement of the applicable performance goals, the award will be deemed earned at the target level of achievement and otherwise treated as described in this section. For purposes of Mr. Prusch’s awards, “cause” is as defined below and “good reason” is substantially as defined in his employment agreement discussed above under “Employment Agreements.” In addition, a termination of Mr. Prusch’s employment or service relationship by the Company without cause after the date on which the Company has entered into a definitive agreement to effect a change of control that is a company transaction but prior to the date on which such company transaction occurs will be deemed to be a termination of Mr. Prusch’s employment or service relationship immediately after the company transaction.

•	Messrs. Smith and Rench. For awards granted before February 2013, in the event the awards are assumed or substituted for and the executive’s employment or service relationship is terminated in connection with a change of control or within one year following the transaction without cause or by the executive for good reason, 50% of the unvested portions of the time-based and earned performance-based restricted stock awards will no longer be subject to forfeiture. For awards granted after February 1, 2013 in the event the awards are assumed or substituted for and the executive’s employment or service relationship is terminated in connection with a change of control or within two years following the transaction without cause or by the executive for good reason, 100% of the unvested portions of the time-based and earned performance-based restricted stock awards will no longer be subject to forfeiture. With respect to unearned performance-based restricted stock awards granted after February 1, 2015, in the event of a change of control prior to the Compensation Committee’s certification of the Company’s achievement of the applicable performance goals, the award will be deemed earned at the target level of achievement and otherwise treated as described in this section. For purposes of these awards, “cause” and “good reason” are defined below.

•	Mr. Gaherity. For awards granted before February 2014, in the event the awards are assumed or substituted for and the executive’s employment or service relationship is terminated in connection with a change of control or within one year following the transaction without cause or by the executive for good reason, 50% of the unvested portions of the time-based and earned performance-based restricted stock awards will no longer be subject to forfeiture. For awards granted after February 1, 2014 in the event the awards are assumed or substituted for and the executive’s employment or service relationship is terminated in connection with a change of control or within two years following the transaction without cause or by the executive for good reason, 100% of the unvested portions of the time-based and earned performance-based restricted stock awards will no longer be subject to forfeiture. With respect to unearned performance-based restricted stock awards granted after February 1, 2015, in the event of a change of control prior to the Compensation Committee’s certification of the Company’s achievement of the applicable performance goals, the award will be deemed earned at the target level of achievement and otherwise treated as described in this section. For purposes of these awards, “cause” and “good reason” are defined below.

•	Messrs. Maquera and Horak. In the event that the awards are assumed or substituted for and the executive’s employment or service relationship is terminated in connection with a change of control or within two years following the transaction without cause or by the executive for good reason, 100% of the unvested portions of the time-based and earned performance-based restricted stock awards will no longer be subject to forfeiture. With respect to unearned performance-based restricted stock awards granted to Mr. Horak after February 1, 2015, in the event of a change of control prior to the Compensation Committee’s certification of the Company’s achievement of the applicable performance goals, the award will be deemed earned at the target level of achievement and otherwise treated as described in this section. For purposes of these awards, “cause” and “good reason” are defined below.

Definitions of “Cause” and “Good Reason” Under the 2011 Plan. Unless otherwise defined in the instrument evidencing an award or in a written employment, services, or other agreement between a participant and the Company or a related company, “cause” is defined as dishonesty, fraud, serious or willful misconduct, unauthorized use or disclosure of confidential information or trade secrets, violation of a state or federal criminal law involving the commission of a crime against the Company or a felony, current use of illegal substances, or any act or omission that substantially impairs the Company’s business, goodwill, or reputation, in each case as determined by the Company’s chief human resources officer or other person performing that function or, in the case of directors and executives, the Compensation Committee, whose determination will be conclusive and binding.

For purposes of the awards granted to Messrs. Smith, Rench, Gaherity, Maquera and Horak under the 2011 Plan, “good reason” is defined as the occurrence of any of the following events or conditions and the failure of the successor company to cure any such event or condition within 30 days after receipt of written notice from the executive:

•	a change in the executive’s status, position, or responsibilities (including reporting responsibilities) that, in the executive’s reasonable judgment, represents a substantial reduction in the status, position, or responsibilities as in effect immediately prior thereto; the assignment to the executive of any duties or responsibilities that, in the executive’s reasonable judgment, are materially inconsistent with such status, title, position, or responsibilities; or any removal of the executive from or failure to reappoint or reelect the executive to any of such positions, except in connection with the termination of the executive’s employment for cause, as a result of his or her disability or death, or by the executive other than for good reason;

•	a reduction in the executive’s annual base salary;

•	the successor company’s requiring the executive (without the executive’s consent) to be based at any place outside a 50-mile radius of his or her place of employment prior to the transaction, except for reasonably required travel on the successor company’s business that is not materially greater than such travel requirements prior to the transaction;

•	the successor company’s failure to (a) continue in effect any material compensation or benefit plan (or the substantial equivalent thereof) in which the executive was participating at the time of the transaction or (b) provide the executive with compensation and benefits substantially equivalent (in terms of benefit levels and/or reward opportunities) to those provided for under each material executive benefit plan, program, and practice as in effect immediately prior to the transaction;

•	any material breach by the successor company of its obligations to the executive under the 2011 Plan or any substantially equivalent plan of the successor company; or

•	any purported termination of the executive’s employment or service relationship for cause by the successor company that is not in accordance with the definition of cause under the 2011 Plan.

Awards Granted to Ms. Denzel as a Non-Employee Director. Ms. Denzel has only been granted equity awards for her service as a non-employee director, both prior to and after her service as Interim Chief Executive Officer. Under the terms of the Equity Grant Program for Nonemployee Directors administered under the 2011 Plan, in the event of a change of control, all restrictions or forfeiture provisions applicable to any outstanding restricted stock award granted to Ms. Denzel will lapse immediately prior to the change of control.

Bridge Award

Mr. Rench. In February 2015, the Company provided Mr. Rench with a cash bridge award in recognition of the impact of his role on key objectives, including in part, the transition related to our Chief Executive Officer. The award was for $200,000 and payment was contingent upon Mr. Rench maintaining employment in good standing through April 1, 2016. If the Company had terminated Mr. Rench’s employment for any reason other than cause (as defined in the 2011 Plan) prior to April 1, 2016, Mr. Rench would have been eligible for a pro-rated portion of the bridge award, based on the number of calendar days between February 12, 2015 and the termination date. In the event a change in control (as defined in the 2011 Plan) had occurred on or prior to April 1, 2016, the bridge award would have been paid to Mr. Rench in full.

Potential Payments Upon Termination or Change of Control Table

The following table shows the estimated incremental compensation for the applicable Named Executive Officers as of December 31, 2015 in the event a termination or change of control had occurred on that date. The table does not include benefits generally available to all employees or payments and benefits that the Named Executive Officers would have already earned during their employment with us whether or not a termination or change of control event had occurred. Actual amounts payable can only be determined at the time of termination or change of control. Actual amounts paid to Mr. Di Valerio, whose employment with the Company terminated in February 2015, and to Mr. Horak, whose employment terminated in January 2016, are provided in the narrative following the table. Ms. Denzel’s employment with the Company terminated on September 1, 2015, but she continues to serve as a non-employee director. Ms. Denzel did not receive any incremental compensation as a result of her termination of employment.

Name	Benefit	Before Change of Control Termination Without Cause or for Good Reason		Change of Control (1)
Erik E. Prusch	Cash Severance	$2,400,000	(2)	$3,200,000	(3)
	Restricted Stock Acceleration (4)	—		2,147,419
	Accrued Dividends (5)	—		22,714
	Health and Benefits (6)	36,227		36,227

	Total	$2,436,227		$5,406,359

Galen C. Smith	Cash Severance (7)	$465,000		$465,000
	Restricted Stock Acceleration (8)	—		1,187,623
	Accrued Dividends (5)	—		7,706
	Health and Benefits (9)	22,830		22,830

	Total	$487,830		$1,683,160

Donald R. Rench	Cash Severance	$155,600	(10)	$600,000	(11)
	Restricted Stock Acceleration (8)	—		683,409
	Accrued Dividends (5)	—		5,893
	Health and Benefits (9)	—		22,830

	Total	$155,600		$1,312,132

James H. Gaherity	Cash Severance (7)	$310,000		$310,000
	Restricted Stock Acceleration (8)	—		479,076
	Accrued Dividends (5)	—		3,173
	Health and Benefits (9)	24,151		24,151

	Total	$334,151		$816,400

David D. Maquera	Cash Severance (7)	$400,000		$400,000
	Restricted Stock Acceleration (12)	—		281,248
	Accrued Dividends (5)	—		—
	Health and Benefits (9)	24,151		24,151

	Total	$424,151		$705,339

(1)	Except for restricted stock acceleration and accrued dividends, the amounts in this column assume termination of employment in connection with, or within a designated period after, a change of control; provided, that for Mr. Prusch, the benefits also apply in the event a change of control occurs and his employment is terminated without cause after the date on which the Company has entered into a definitive agreement to effect the change of control but prior to the date on which such change of control occurs.
(2)	Amount includes cash severance of 18 months’ annual base salary and one and one-half (1.5) times annual target bonus for the executive as of December 31, 2015.
(3)	Amount includes cash severance of two (2) times annual base salary plus two (2) times annual target bonus for the executive as of December 31, 2015.
(4)	Calculated by multiplying the number of accelerated shares of restricted stock by $36.54 (the closing price of the Company’s common stock on December 31, 2015). For purposes of the amounts reflected in the “Change of Control” column of the table, (i) the performance-based restricted stock award that was granted in 2015 to Mr. Prusch for the 2015-2016 performance period and the portion of the new hire performance-based restricted stock award granted to Mr. Prusch in 2015 that is subject to delivery of a strategic plan by July 31, 2016 are reflected as earned at target per the terms of the awards, (ii) the portion of the new hire performance-based restricted stock award granted to Mr. Prusch in 2015 for the August 1, 2015 to December 31, 2015 performance period and actually earned is reflected, and (iii) we have assumed that all other awards accelerated in full, either because the surviving company refused to assume or substitute awards or because the change of control was not a company transaction.
(5)	Amount reflects the value of accrued dividends for awards of performance-based restricted stock that were granted in 2015 and we have assumed that all such awards accelerated in full, either because the surviving company refused to assume or substitute awards or because the change of control was not a company transaction. Mr. Maquera did not receive any awards of performance-based restricted stock as of December 31, 2015.
(6)	Amount reflects the payment of COBRA premiums for 18 months following termination.
(7)	Amount reflects cash severance of one year’s annual base salary for the executive as of December 31, 2015.
(8)

Calculated by multiplying the number of accelerated shares of restricted stock by $36.54 (the closing price of the Company’s common stock on December 31, 2015). For purposes of the amounts reflected in the “Change of Control” column of the table, (i) the performance-based restricted stock awards that were granted in 2015 for the 2015-2016 performance period are reflected as earned at target per the terms of the awards, (ii) the performance-based restricted stock awards that were awarded in 2014 and actually earned for the 2014-2015 performance period are reflected, and (iii) we have assumed that all other awards accelerated in full, either because the surviving company refused to assume or substitute awards or because the change of control was not a company transaction.
(9)	Amount reflects the payment of COBRA premiums for 12 months following termination.
(10)	Amount reflects pro-rated payment of the bridge award.
(11)	Amount reflects cash severance of one year’s annual base salary for the executive as of December 31, 2015, plus full payment of the bridge award.
(12)	Mr. Maquera did not have any performance-based restricted stock awards outstanding as of December 31, 2015.

Actual Termination of Employment for Messrs. Di Valerio and Horak

Mr. Di Valerio’s employment with the Company terminated on February 28, 2015. He received a separation payment totaling $938,888, including payments of (1) $772,500, which is the equivalent of one year base salary, (2) $128,750, which represents a pro rata portion of his target annual bonus, and (3) $22,638 for 12 months of COBRA premiums, all in accordance with his employment agreement, plus (4) $15,000 for attorneys’ fees.

Mr. Horak’s employment with the Company terminated on January 4, 2016. He received a separation payment totaling $460,000, which is the equivalent of one year base salary, in accordance with his employment agreement, plus up to $15,000 worth of outplacement services.

2015 Director Compensation Table

The following table shows compensation earned by or paid to non-employee directors who served as directors during 2015. Messrs. Di Valerio and Prusch, who each served as Chief Executive Officer in 2015, did not receive additional compensation for services on the Board of Directors in 2015. Ms. Denzel served and received compensation as a non-employee director for part of 2015 and served and received compensation as Interim Chief Executive Officer for part of 2015. The compensation of Messrs. Prusch and Di Valerio and Ms. Denzel are described in the “2015 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Seth Bernstein (4)	52,500	—	—	193	52,693
Nelson C. Chan	122,500	159,993	—	2,747	285,240
David M. Eskenazy	82,500	109,971	—	1,888	194,359
Ross G. Landsbaum	70,000	109,971	—	1,869	181,840
Robert D. Sznewajs	85,000	109,971	—	1,888	196,859
Ronald B. Woodard	92,500	109,971	—	1,888	204,359

(1)	As of December 31, 2015, non-employee members of the Board of Directors had the following aggregate number of restricted stock awards outstanding: Mr. Bernstein, 0; Mr. Chan, 2,111; Mr. Eskenazy, 1,451; Mr. Landsbaum, 1,451; Mr. Sznewajs, 1,451; and Mr. Woodard, 1,451. The dollar amounts in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) for awards granted during the fiscal year ended December 31, 2015. Assumptions used in the calculation of these amounts are described in footnotes 2 and 10 to the Company’s audited financial statements included in the Annual Report. On June 11, 2015, each non-employee director then serving on the Board of Directors other than Ms. Denzel received an annual award of 1,451 shares of restricted stock with a grant date fair value of $110,000 and Mr. Chan, as Chair of the Board, received an additional award of 660 shares of restricted stock with a grant date fair value of $50,000, each such restricted stock award vests one year from the date of grant and, if unvested, is forfeited upon a director’s termination of service. Mr. Bernstein did not receive an annual restricted stock award in 2015 because he was not serving on the Board at the time of our 2015 annual meeting of stockholders held on June 11, 2015.
(2)	No stock options were granted to non-employee directors during the fiscal year ended December 31, 2015. As of December 31, 2015, non-employee members of the Board of Directors had the following aggregate number of stock options outstanding: Mr. Bernstein, 0; Mr. Chan, 4,324; Mr. Eskenazy, 3,885; Mr. Landsbaum, 0; Mr. Sznewajs, 3,885; and Mr. Woodard, 3,885.
(3)	Represents cash dividend payments on unvested shares.
(4)	Mr. Bernstein resigned from the Board of Directors in May 2015.

Time, Manner and Components of Director Compensation

Annual cash retainers for service as a director or committee chairperson are paid in quarterly installments. Directors are also reimbursed for reasonable Outerwall-related travel expenses.

Pursuant to a non-employee director program, effective as of June 1, 2011, amended effective January 1, 2014, and administered under the 2011 Plan, restricted stock awards are automatically awarded upon initial election or appointment to the Board of Directors and following each annual meeting of stockholders. The terms of these awards are described in footnote 1 to the table above.

2015 Director Compensation

For 2015, the components of Outerwall’s standard non-employee director cash and equity compensation were:

Compensation Paid to Non-Employee Directors
Annual retainer	$70,000
Annual restricted stock award	$110,000	(1)
Restricted stock grant upon initial election or appointment	Prorated	(2)

Additional Compensation for Board Chair and Committee Chairpersons
Non-Employee Board Chair
Annual retainer	$40,000
Annual restricted stock award	$50,000	(1)
Audit Committee Chairperson (if not Board Chair)	$15,000
Compensation Committee Chairperson (if not Board Chair)	$10,000
Nominating and Governance Committee Chairperson (if not Board Chair)	$7,500

(1)	Awards are granted based on grant date fair value.
(2)	Upon an initial election or appointment to the Board of Directors on a date other than the date of an annual meeting of stockholders, each non-employee director is automatically granted a prorated annual restricted stock award, based on the number of full calendar months between the date of initial election or appointment and the date of the first anniversary of the then last annual meeting of stockholders.

Non-Employee Director Stock Ownership Guidelines

The Board of Directors believes that significant stock ownership by its non-employee directors further aligns their interests with the interests of the Company’s stockholders. Under our current stock ownership guidelines, each non-employee director should personally own shares of Outerwall’s common stock equal in market value to at least five times his or her annual base retainer. Shares of stock that count towards satisfaction of these guidelines include (a) fully vested shares owned directly by the director or indirectly through immediate family members and (b) unvested restricted shares. The shares owned are valued at the greater of (i) the price at the time of purchase/acquisition or (ii) the current market value. Ownership is measured as of December 1 of each year. Non-employee directors as of the date the guidelines were adopted are expected to meet the guidelines by December 1, 2015. Non-employee directors joining the Board after the guidelines were adopted will have until December 1 of the fifth fiscal year after being appointed as a director to come into compliance. Non-employee directors must show progress of at least 20% per year toward the five-year stock ownership target until such target is met. All non-employee directors were in compliance with the non-employee director stock ownership guidelines as of the last measurement date.

For additional information regarding the stock holdings of our non-employee directors, see “Security Ownership of Certain Beneficial Owners, Directors, and Management.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows the shares of Outerwall common stock authorized for issuance under our equity compensation plans as of December 31, 2015.

Our stockholder-approved equity compensation plans consist of our 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”) and our 2011 Incentive Plan (the “2011 Plan”). The 1997 Plan was terminated by the Board of Directors, and no additional awards have been granted, effective June 1, 2011 (the date our 2011 Plan was approved by our stockholders).

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	83,645	(1)	$51.67	1,166,103	(2)(3)
Equity compensation plans not approved by stockholders	—		—	—

Total	83,645		$51.67	1,166,103

(1)	Includes additional shares that may be issued if target performance is exceeded under outstanding unearned performance-based restricted stock awards.
(2)	Includes shares that may be granted to our non-employee directors pursuant to a program administered under the 2011 Plan and described under the section entitled “2015 Director Compensation.”
(3)	Under the 2011 Plan, in addition to stock options, Outerwall may grant awards of common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, or other incentives payable in cash or shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS, AND MANAGEMENT

The following table shows the number of shares of Outerwall common stock beneficially owned as of April 22, 2016 by: (i) all those known by us to be beneficial owners of more than 5% of our outstanding common stock as of April 22, 2016; (ii) each director as of April 22, 2016; (iii) each of the Named Executive Officers listed in the “2015 Summary Compensation Table”; and (iv) the directors and executive officers as a group as of April 22, 2016.

Unless otherwise indicated, beneficial owners listed in the table may be contacted at Outerwall’s corporate headquarters at 1800 114th Avenue S.E., Bellevue, Washington 98004.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
More Than 5% Stockholders

The Vanguard Group (2) 100 Vanguard Blvd. Malvern, PA 19355	2,539,822	14.8%

Engaged Capital, LLC (3) 610 Newport Center Drive, Suite 250 Newport Beach, CA 92660	2,431,170	14.1%

BlackRock, Inc. (4) 55 East 52nd Street New York, NY 10022	1,705,917	9.9%

Arlington Value Capital, LLC (5) 222 South Main Street, Suite 1750 Salt Lake City, UT 84101	1,386,001	8.1%

Fine Capital Partners, L.P. (6) 590 Madison Avenue, 27th Floor New York, NY 10022	1,221,552	7.1%

Park West Asset Management LLC (7) 900 Larkspur Landing Circle, Suite 165 Larkspur, CA 94939	984,268	5.7%

Non-Employee Directors
Jeffrey J. Brown (8)	234	*
Nelson C. Chan (9)	13,014	*
Nora M. Denzel (10)	6,566	*
David M. Eskenazy (11)	11,035	*
Ross G. Landsbaum (12)	3,115	*
Robert D. Sznewajs (13)	19,584	*
Ronald B. Woodard (14)	10,969	*

Named Executive Officers
Erik E. Prusch (15)	182,655	1.1%
J. Scott Di Valerio (16)	0	*
Galen C. Smith (17)	74,343	*
Donald R. Rench (18)	80,379	*
James H. Gaherity (19)	32,489	*
David D. Maquera (20)	18,343	*
Mark Horak (21)	2,100	*

All directors and executive officers as a group (12 persons) (22)	452,726	2.6%

*	Represents beneficial ownership of less than 1%.
(1)	Beneficial ownership is determined in accordance with SEC rules. For the number of shares beneficially owned by each of the “More Than 5% Stockholders,” we rely on each of such stockholder’s statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, as described in the footnotes below. For each person, entity, or group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person, entity, or group by the sum of 17,215,104 shares of Outerwall common stock outstanding as of April 22, 2016, plus the number of shares of common stock, if any, that such person, entity, or group had the right to acquire pursuant to the exercise of stock options or other rights within 60 days of April 22, 2016. Except as indicated by footnote, and subject to marital community property laws where applicable, we believe that the persons or entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Information presented is based on a Schedule 13G/A filed with the SEC on February 11, 2016 by The Vanguard Group (“Vanguard”). Pursuant to the filing, Vanguard reports that it has sole voting power over 38,143 shares, shared voting power over 1,300 shares, sole dispositive power over 2,501,179 shares, and shared dispositive power over 38,643 shares.
(3)	Information presented is based on a Schedule 13D/A filed with the SEC on April 12, 2016 by Engaged Capital Master Feeder I, LP (“Engaged Capital Master I”), Engaged Capital Master Feeder II, LP (“Engaged Capital Master II”), Engaged Capital Co-Invest III, L.P. (“Engaged Capital Co-Invest III”), Engaged Capital I, LP (“Engaged Capital I”), Engaged Capital I Offshore, Ltd. (“Engaged Capital I Offshore”), Engaged Capital II, LP (“Engaged Capital II”), Engaged Capital II Offshore, Ltd. (“Engaged Capital II Offshore”), Engaged Capital, LLC (“Engaged Capital”), Engaged Capital Holdings, LLC (“Engaged Holdings”), and Glenn W. Welling. Pursuant to the filing, each of Engaged Capital Master I, Engaged Capital I and Engaged Capital I Offshore reports that each has sole voting power and sole dispositive power over 196,918 shares. Pursuant to the filing, each of Engaged Capital Master II, Engaged Capital II and Engaged Capital II Offshore reports that each has sole voting power and sole dispositive power over 487,459 shares. Pursuant to the filing, Engaged Capital Co-Invest III reports that it has sole voting power and sole dispositive power over 1,650,793 shares. Pursuant to the filing, each of Engaged Capital, Engaged Holdings and Mr. Welling reports that each has sole voting power and sole dispositive power over 2,431,170 shares.
(4)	Information presented is based on a Schedule 13G/A filed with the SEC on January 27, 2016 by BlackRock, Inc., as a parent holding company or control person. Pursuant to the filing, BlackRock, Inc. reports that it has sole voting power over 1,656,850 shares and sole dispositive power over 1,705,917 shares.
(5)	Information presented is based on a Schedule 13G/A filed with the SEC on February 16, 2016 by Arlington Value Capital, LLC, as an investment advisor. Pursuant to the filing, Arlington Value Capital, LLC reports that it has sole voting power over 1,218,800 shares, shared voting power over 167,201 shares, and sole dispositive power over 1,386,001 shares.
(6)	Information presented is based on a Schedule 13G/A filed with the SEC on February 16, 2016 by Fine Capital Partners, L.P., Fine Capital Advisors, LLC, and Debra Fine. Pursuant to the filing, each of Fine Capital Partners, L.P., Fine Capital Advisors, LLC, and Ms. Fine reports that each has shared voting power and shared dispositive power over the shares.
(7)	Information presented is based on a Schedule 13G/A filed with the SEC on February 16, 2016 by Park West Asset Management LLC (“PWAM”) and Peter S. Park. Pursuant to the filing, each of PWAM and Mr. Park reports that each has sole voting power and sole dispositive power with respect to 984,268 shares.
(8)	The number of shares beneficially owned by Mr. Brown includes 234 shares of unvested restricted stock.
(9)	The number of shares beneficially owned by Mr. Chan includes (a) 4,324 shares issuable upon the exercise of options exercisable within 60 days of April 22, 2016 and (b) 2,111 shares of unvested restricted stock.
(10)	The number of shares beneficially owned by Ms. Denzel includes (a) 1,754 shares issuable upon the exercise of options exercisable within 60 days of April 22, 2016 and (b) 1,825 shares of unvested restricted stock.
(11)	The number of shares beneficially owned by Mr. Eskenazy includes (a) 3,885 shares issuable upon the exercise of options exercisable within 60 days of April 22, 2016 and (b) 1,451 shares of unvested restricted stock.
(12)	The number of shares beneficially owned by Mr. Landsbaum includes 1,451 shares of unvested restricted stock.
(13)	The number of shares beneficially owned by Mr. Sznewajs includes (a) 3,885 shares issuable upon the exercise of options exercisable within 60 days of April 22, 2016 and (b) 1,451 shares of unvested restricted stock.

(14)	The number of shares beneficially owned by Mr. Woodard includes (a) 3,885 shares issuable upon the exercise of options exercisable within 60 days of April 22, 2016 and (b) 1,451 shares of unvested restricted stock.
(15)	The number of shares beneficially owned by Mr. Prusch includes 182,655 shares of unvested restricted stock, 99,799 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets.
(16)	Mr. Di Valerio stepped down as our Chief Executive Officer effective January 18, 2015.
(17)	The number of shares beneficially owned by Mr. Smith includes (a) 3,898 shares issuable upon the exercise of options exercisable within 60 days of April 22, 2016 and (b) 54,698 shares of unvested restricted stock, 23,650 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets.
(18)	The number of shares beneficially owned by Mr. Rench includes (a) 18,513 shares issuable upon the exercise of options exercisable within 60 days of April 22, 2016 and (b) 39,518 shares of unvested restricted stock, 18,461 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets.
(19)	The number of shares beneficially owned by Mr. Gaherity includes (a) 3,610 shares issuable upon the exercise of options exercisable within 60 days of April 22, 2016 and (b) 23,692 shares of unvested restricted stock, 10,386 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets.
(20)	The number of shares beneficially owned by Mr. Maquera includes 18,343 shares of unvested restricted stock, 10,646 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets.
(21)	Mr. Horak was terminated as President, Redbox effective December 4, 2015.
(22)	The number of shares beneficially owned by all directors and executive officers as a group as of April 22, 2016 includes (a) 43,754 shares issuable upon the exercise of options exercisable within 60 days of April 22, 2016, and (b) 328,880 shares of unvested restricted stock, 162,942 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Related Person Transactions

Pursuant to a cooperation agreement (the “Engaged Agreement”) dated April 11, 2016, by and among the Company, Engaged (a 14.6% beneficial holder of our common stock as of April 11, 2016) and Mr. Brown, the Company increased the size of our Board of Directors by one to eight members and, to fill that vacancy, appointed Mr. Brown as an independent director and as a member of the class of directors with a term expiring at our 2017 Annual Meeting of Stockholders. The Company also agreed to reduce the size of the Board to seven members in connection with our 2016 Annual Meeting of Stockholders and subsequently appoint two additional independent directors (“Additional Independent Directors”) to be submitted by Engaged to the Board, and reviewed, approved and appointed by the Board, in accordance with the procedures provided in the Engaged Agreement, expected to be as of August 1, 2016 (the two Additional Independent Directors, together with Mr. Brown, the “New Nominees”). One of the Additional Independent Directors will be appointed in the class of directors with a term expiring at our 2018 Annual Meeting of Stockholders and the other Additional Independent Director will be appointed in the class of directors with a term expiring at our 2019 Annual Meeting of Stockholders. Until 30 days prior to the deadline for the submission of stockholder nominations for directors for our 2017 Annual Meeting of Stockholders (the “Standstill Period”), Engaged has certain rights to recommend a substitute person if any of the New Nominees is unable or unwilling to serve as a director or resigns as a director, in accordance with the terms of the Engaged Agreement. In addition, as part of the Engaged Agreement, Engaged made certain covenants regarding proxy solicitation and voting with respect to the 2016 Annual Meeting of Stockholders and agreed to certain standstill provisions during the Standstill Period, and the Company made certain covenants regarding actions in connection with its evaluation of strategic and financial alternatives to maximize stockholder value.

Mr. Brown has delivered, and prior to their appointment, each of the Additional Independent Directors will deliver, to the Company a resignation letter providing that such New Nominee will immediately resign from the Board if (1) during the Standstill Period Engaged’s holdings of common stock of the Company decrease to less than 4.99% of the Company’s then outstanding common stock or (2) a New Nominee breaches, as determined by a court, any confidentiality-related requirement under any agreement, policy, code or guideline relating to the Company.

Mr. Brown receives the standard compensation received by Company non-employee directors. The components of the Company’s standard non-employee director cash and equity compensation are described above under “2015 Director Compensation.” In addition, pursuant to the Engaged Agreement, the Company agreed to reimburse Engaged an amount not to exceed $100,000 for reasonable out-of-pocket fees and expenses for the purpose of negotiating and executing the Engaged Agreement and related matters.

Director Independence

The Nasdaq Listing Rules require that a majority of our Board of Directors be “independent directors,” as defined in Nasdaq Listing Rule 5605(a)(2). The Board, following the review and recommendation of the Nominating and Governance Committee of the Board, reviewed the independence of the persons who served as our directors during 2015, including whether specified transactions or relationships exist currently, or existed during the past three years, between our directors, or certain family members or affiliates of our directors, and Outerwall and our subsidiaries, certain other affiliates, or our independent registered public accounting firm. As a result of the review, the Board determined that all of the directors, except for Mr. Prusch, who serves as the Company’s Chief Executive Officer, were “independent” under the applicable Nasdaq Listing Rules described above. Ms. Denzel did not qualify as an independent director during her service as Interim Chief Executive Officer, from January 2015 through July 2015, but was independent following the end of her term as Interim Chief Executive Officer.

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

In connection with the audit of the 2015 financial statements and internal control over financial reporting, we entered into an engagement letter with KPMG LLP that sets forth the terms by which KPMG LLP will perform audit services for Outerwall. That agreement is subject to alternative dispute resolution procedures, and various other provisions.

We incurred the following fees for services performed by KPMG LLP, our principal auditor, for fiscal years 2015 and 2014, inclusive of out-of-pocket expenses.

Audit Fees
2015	$2,212,000
2014	$1,871,000

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

Audit-Related Fees
2015	$0
2014	$0

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees
2015	$429,165
2014	$1,044,913

Tax Fees consist of fees for professional services rendered for assistance with federal, state, and international tax compliance, tax advice, and tax planning. All Tax Fees for fiscal years 2015 and 2014 related to tax compliance services, consultation, and tax planning. KPMG LLP provided tax consultation to Outerwall on potential tax ramifications and potential reporting obligations relating to executed and anticipated transactions.

All Other Fees
2015	$0
2014	$0

Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm’s Services

The Audit Committee has considered the non-audit services provided by KPMG LLP as described above and believes that they are compatible with maintaining KPMG LLP’s independence as Outerwall’s principal independent registered public accounting firm.

Pursuant to its charter, the Audit Committee pre-approves the retention of Outerwall’s independent registered public accounting firm for all audit, review, and attest engagements and all non-audit services that the independent registered public accounting firm is permitted to provide the Company and approves the fees for all such services, other than de minimis non-audit services as allowed by applicable law. Pre-approval of audit and non-audit services is exclusive to the Audit Committee and may not be delegated to management. The Audit Committee has delegated pre-approval authority to the chairperson of the Audit Committee. The chairperson is required to report his or her decisions to the Audit Committee at regularly scheduled meetings and may not authorize the approval of any audit, audit-related, or non-audit services for which the total amount to be paid by Outerwall will exceed $150,000. The Audit Committee pre-approved 100% of the Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees listed above.

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

OUTERWALL INC.

Date: April 28, 2016	By:	/s/ Galen C. Smith
	Name:	Galen C. Smith
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.