Form 10-Q
period 2016-03-31
OUTERWALL INC
filed 2016-04-28
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common Stock, $0.001 par value	17,215,104

OUTERWALL INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$198,850	$222,549
Accounts receivable, net of allowances of $1,015 and $1,272	31,683	38,464
Content library	156,352	188,490
Prepaid expenses and other current assets	46,389	51,368
Total current assets	433,274	500,871
Property and equipment, net	290,760	316,013
Deferred income taxes	2,508	2,606
Goodwill and other intangible assets, net	536,724	540,514
Other long-term assets	1,874	2,207
Total assets	$1,265,140	$1,362,211
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$145,387	$184,010
Accrued payable to retailers	90,472	115,098
Other accrued liabilities	159,782	141,437
Dividend payable (Note 17)	10,463	—
Current portion of long-term debt and other long-term liabilities	17,912	17,131
Total current liabilities	424,016	457,676
Long-term debt and other long-term liabilities (Note 7)	813,967	893,517
Deferred income taxes	24,957	33,092
Total liabilities	1,262,940	1,384,285
Commitments and contingencies (Note 14)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
37,291,804 and 36,720,579 shares issued;
17,228,741 and 16,607,516 shares outstanding;	485,171	485,163
Treasury stock	(1,149,261)	(1,151,063)
Retained earnings	666,465	643,452
Accumulated other comprehensive income (loss)	(175)	374
Total stockholders’ equity (deficit)	2,200	(22,074)
Total liabilities and stockholders’ equity	$1,265,140	$1,362,211

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$535,956	$608,636
Expenses:
Direct operating(1)	375,967	405,184
Marketing	9,222	8,420
Research and development	1,045	2,084
General and administrative	47,770	48,556
Restructuring and related costs (Note 9)	3,275	15,851
Depreciation and other	36,118	42,686
Amortization of intangible assets	3,790	3,309
Total expenses	477,187	526,090
Operating income	58,769	82,546
Other income (expense), net:
Loss from equity method investments, net	(207)	(132)
Interest expense, net	(242)	(12,071)
Other, net	1,229	(2,346)
Total other income (expense), net	780	(14,549)
Income from continuing operations before income taxes	59,549	67,997
Income tax expense	(21,098)	(25,842)
Income from continuing operations	38,451	42,155
Loss from discontinued operations, net of tax	—	(6,556)
Net income	38,451	35,599
Foreign currency translation adjustment(2)	(549)	2,854
Comprehensive income	$37,902	$38,453

Income from continuing operations attributable to common shares (Note 11):
Basic	$36,986	$40,775
Diluted	$36,988	$40,776

Basic earnings (loss) per common share (Note 11):
Continuing operations	$2.30	$2.23
Discontinued operations	—	(0.36)
Basic earnings per common share	$2.30	$1.87

Diluted earnings (loss) per common share (Note 11):
Continuing operations	$2.29	$2.23
Discontinued operations	—	(0.36)
Diluted earnings per common share	$2.29	$1.87

Weighted average common shares used in basic and diluted per share calculations (Note 11):
Basic	16,094	18,269
Diluted	16,136	18,286

Dividends paid per common share	$0.30	$0.30

(1)	“Direct operating” excludes depreciation and other of $26.2 million and $30.2 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Foreign currency translation adjustment had no tax effect for the three months ended March 31, 2016 and 2015, respectively.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2015	16,607,516	$485,163	$(1,151,063)	$643,452	$374	$(22,074)
Adjustments related to tax withholding for share-based compensation	(47,309)	(1,425)	—	—	—	(1,425)
Share-based payments expense	668,534	3,516	1,802	—	—	5,318
Tax deficiency on share-based compensation expense	—	(2,083)	—	—	—	(2,083)
Net income	—	—	—	38,451	—	38,451
Dividends	—	—	—	(15,438)	—	(15,438)
Foreign currency translation adjustment(1)	—	—	—	—	(549)	(549)
Balance, March 31, 2016	17,228,741	$485,171	$(1,149,261)	$666,465	$(175)	$2,200

(1)	Foreign currency translation adjustment had no tax effect for the three months ended March 31, 2016.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net income	$38,451	$35,599
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	36,118	48,543
Amortization of intangible assets	3,790	3,353
Share-based payments expense	4,330	3,903
Windfall excess tax benefits related to share-based payments	—	(526)
Deferred income taxes	(7,822)	(2,547)
Restructuring, impairment and related costs(2)	361	1,680
Loss from equity method investments, net	207	132
Amortization of deferred financing fees and debt discount	638	693
Gain from early extinguishment of debt	(11,028)	—
Other	(36)	(1,198)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	6,863	11,823
Content library	33,126	9,956
Prepaid expenses and other current assets	6,022	(3,106)
Other assets	163	168
Accounts payable	(35,405)	2,920
Accrued payable to retailers	(24,646)	(18,441)
Other accrued liabilities	16,073	13,120
Net cash flows from operating activities(1)	67,205	106,072
Investing Activities:
Purchases of property and equipment	(13,453)	(20,709)
Proceeds from sale of property and equipment	74	123
Net cash flows used in investing activities(1)	(13,379)	(20,586)
Financing Activities:
Proceeds from new borrowing on Credit Facility	85,000	35,000
Principal payments on Credit Facility	(108,313)	(116,875)
Repurchases of notes (Note 7)	(45,328)	—
Repurchases of common stock	—	(40,708)
Dividends paid	(5,038)	(5,602)
Principal payments on capital lease obligations and other debt	(1,626)	(3,245)
Windfall excess tax benefits related to share-based payments	—	526
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,425)	(3,088)
Net cash flows used in financing activities(1)	(76,730)	(133,992)

	Three Months Ended
	March 31,
	2016	2015
Effect of exchange rate changes on cash	(795)	3,744
Change in cash and cash equivalents	(23,699)	(44,762)
Cash and cash equivalents:
Beginning of period	222,549	242,696
End of period	$198,850	$197,934
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,050	$11,913
Cash paid during the period for income taxes, net	$2,061	$12,991
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$1,756	$720
Purchases of property and equipment included in ending accounts payable	$2,462	$2,025

(1)
During the first quarter of 2015 we discontinued our Redbox operations in Canada. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 10: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

(2)
The non-cash restructuring, impairment and related costs in the three months ended March 31, 2015 of $1.7 million is composed of $6.9 million in impairments of lease related assets partially offset by a $5.2 million benefit resulting from the lease termination.

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTERWALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial information included herein has been prepared by Outerwall Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Outerwall Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods presented. The financial information as of December 31, 2015, is derived from our 2015 Annual Report on Form 10-K. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K.
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
Accounting Pronouncements Adopted During the Current Year
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as a deferred charge. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30). This ASU provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this guidance on January 1, 2016, which resulted in the reclassification of $3.8 million of unamortized discount and deferred financing fees as of December 31, 2015, from other non-current assets to long-term debt in our Consolidated Balance Sheets. Other than this reclassification, our adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact to our consolidated financial statements and related disclosures. See Note 7: Debt and Other Long-Term Liabilities for more information.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. We adopted this ASU on January 1, 2016. Our adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.
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

We adopted this ASU on January 1, 2016. Our adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.
Accounting Pronouncements Not Yet Adopted
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2015 Annual Report on Form 10-K, except for the following:
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This ASU changes how companies account for certain aspects of share-based payment awards to employees, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We are currently evaluating the impact of adopting this ASU and expect this standard to not have a significant impact on our consolidated financial statements and related disclosures, which is effective for us in our fiscal year beginning January 1, 2017. Early adoption is permitted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. We are currently evaluating the impact of adopting this ASU and expect this standard to have a significant impact on our consolidated financial statements and related disclosures, which is effective for us in our fiscal year beginning January 1, 2019. Early adoption is permitted.
Note 2: Organization and Business
Description of Business
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers.
Our core offerings in automated retail include our Redbox, Coinstar and ecoATM segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coinstar segment consists of self-service coin-counting kiosks where consumers can convert their coins to cash or stored value products. We also offer self-service kiosks that exchange gift cards for cash under our Coinstar™ Exchange brand. Our ecoATM segment consists of self-service kiosks and an online solution where consumers can sell electronic devices for cash and generates revenue through the sale of devices collected to third party resellers, through online marketplaces and through the Gazelle direct-to-consumer storefront.
In addition to our three reportable segments, we may also conduct business activities through other self-service concepts, where we identify, evaluate, build or acquire and develop new self-service retail concepts and regularly assess these concepts to determine whether continued funding or other alternatives are appropriate.
Our kiosks are located primarily in supermarkets, drug stores, mass merchants, convenience stores, financial institutions, malls and restaurants. Our kiosk and location counts as of March 31, 2016, are as follows:

	Kiosks	Locations
Redbox	40,210	32,920
Coinstar	20,850	19,600
ecoATM	2,540	2,320
Total	63,600	54,840

Note 3: Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $198.9 million and $222.5 million at March 31, 2016, and December 31, 2015, respectively. Of this total, cash equivalents were $2.1 million and $2.7 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at March 31, 2016, and December 31, 2015, were $62.7 million and $83.3 million, respectively that we identified for settling our accrued payables to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at March 31, 2016, and December 31, 2015, were $44.9 million and $46.2 million, respectively in cash and cash equivalents held in financial institutions domestically and $11.1 million and $9.0 million, respectively in cash and cash equivalents held in foreign financial institutions.
Note 4: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets:

Dollars in thousands	March 31, 2016	December 31, 2015
Spare parts	$12,183	$9,780
Licenses	5,955	6,394
Electronic devices inventory	7,419	7,846
Income taxes receivable	2,040	9,517
Prepaid rent	1,583	1,043
DVD cases and labels	1,747	1,371
Other	15,462	15,417
Total prepaid and other current assets	$46,389	$51,368
Other accrued liabilities consist of the following:

Dollars in thousands	March 31, 2016	December 31, 2015
Payroll related expenses	$36,828	$40,676
Studio revenue share and other content related expenses	33,397	28,964
Business taxes	17,094	16,080
Insurance	13,783	13,594
Deferred revenue	11,609	11,201
Income taxes payable	20,787	16
Accrued interest expense	4,774	6,913
Accrued early lease termination and sublease expenses	4,728	4,991
Service contract provider expenses	3,464	4,070
Deferred rent expense	1,983	1,728
Other	11,335	13,204
Total other accrued liabilities	$159,782	$141,437

Note 5: Property and Equipment

Dollars in thousands	March 31, 2016	December 31, 2015
Kiosks and components	$1,163,590	$1,163,210
Computers, servers, and software	190,773	193,507
Leasehold improvements	22,508	22,663
Office furniture and equipment	7,227	7,047
Vehicles	5,115	5,118
Property and equipment, at cost	1,389,213	1,391,545
Accumulated depreciation and amortization	(1,098,453)	(1,075,532)
Property and equipment, net	$290,760	$316,013
Note 6: Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follow:

Dollars in thousands	March 31, 2016	December 31, 2015
Goodwill	$473,417	$473,417
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
To evaluate whether it is more likely than not that the fair value of each of our reporting units are less than their respective carrying amounts as of the balance sheet date, we considered all relevant events and circumstances including, but not limited to, the performance of our reporting units compared to the estimates used in our most recent quantitative analysis, changes in our average market capitalization, and the excess of fair value for each of our reporting units over the carrying amounts of each of our reporting units as indicated by the first step of the goodwill impairment test completed in the fourth quarter of 2015. There have not been any events or changes in circumstances that we believe would more likely than not reduce the fair value of any of our reporting units below their carrying amounts.
On March 14, 2016, we announced that our Board of Directors has initiated a process to explore strategic and financial alternatives to maximize shareholder value. The exploration of strategic and financial alternatives will not necessarily result in any transaction or particular action being pursued, entered into or consummated, or the timing of any transaction or action. Through this process we expect to obtain additional information regarding the fair value of our reporting units that may impact our conclusions in future periods.

Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	March 31, 2016	December 31, 2015
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(28,215)	(27,212)
Retailer relationships, net		25,080	26,083
Developed technology	3 - 5 years	36,000	36,000
Accumulated amortization		(18,410)	(16,544)
Developed technology, net		17,590	19,456
Trade names	5 - 10 years	20,000	20,000
Accumulated amortization		(3,783)	(3,133)
Trade names, net		16,217	16,867
Other	1 - 40 years	10,800	10,800
Accumulated amortization		(6,380)	(6,109)
Other, net		4,420	4,691
Total intangible assets, net		$63,307	$67,097
Amortization expense was as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2016	2015
Retailer relationships	$1,003	$1,003
Developed technology	1,866	1,700
Trade names	650	300
Other	271	350
Total amortization of intangible assets	3,790	3,353
Less: amortization included in discontinued operations	—	(44)
Total amortization of intangible assets from continuing operations	$3,790	$3,309
Assuming no future impairment, the expected future amortization as of March 31, 2016, is as follows:

Dollars in thousands	Total
Remainder of 2016	$11,370
2017	15,160
2018	11,598
2019	6,213
2020	5,819
Thereafter	13,147
Total expected amortization	$63,307

Note 7: Debt and Other Long-Term Liabilities

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of March 31, 2016:
Principal	$320,614	$231,233	$134,063	$120,000	$805,910
Unamortized discount and deferred financing fees(1)	(3,187)	(3,435)	(242)	(2,134)	(8,998)
Total	317,427	227,798	133,821	117,866	796,912	$6,011	$9,416	$19,540	$831,879
Less: current portion	—	—	(14,062)	—	(14,062)	(3,850)	—	—	(17,912)
Total long-term portion	$317,427	$227,798	$119,759	$117,866	$782,850	$2,161	$9,416	$19,540	$813,967

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of December 31, 2015:
Principal	$350,000	$258,908	$136,875	$140,500	$886,283
Unamortized discount and deferred financing fees(1)	(3,770)	(4,083)	(260)	(2,300)	(10,413)
Total	346,230	254,825	136,615	138,200	875,870	$5,889	$9,412	$19,477	$910,648
Less: current portion	—	—	(13,125)	—	(13,125)	(4,006)	—	—	(17,131)
Total long-term portion	$346,230	$254,825	$123,490	$138,200	$862,745	$1,883	$9,412	$19,477	$893,517

(1)
As described in Note 1: Basis of Presentation and Principles of Consolidation, we adopted ASU 2015-03 and 2015-15 in the first quarter of 2016 and have applied the guidance to our Senior Notes and Credit Facility. Under this guidance, we are now presenting unamortized deferred financing fees as a direct deduction from the associated debt liability. Historically, unamortized deferred financing fees were included in other non-current assets. This adoption resulted in the reclassification of $3.8 million of unamortized deferred financing fees as of December 31, 2015, from other non-current assets to long-term debt in our Consolidated Balance Sheets. Deferred financing fees are amortized on a straight line basis over the life of the related loan.

Interest Expense

Dollars in thousands	Three Months Ended
	March 31,
	2016	2015
Cash interest expense	$10,654	$11,395
Amortization of debt discount and deferred financing fees	638	693
Total cash and non-cash interest expense	11,292	12,088
Gain from early extinguishment of debt	(11,028)	—
Total interest expense	$264	$12,088
2019 Notes
On March 12, 2013, we entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “2019 Notes”) at par for proceeds, net of expenses, of $343.8 million. Each of our direct and indirect U.S. subsidiaries guarantees the 2019 Notes.
During the first quarter of 2016, we repurchased 29,386 notes, or $29.4 million in face value of notes, for $23.4 million in cash. The gain from early extinguishment of these notes was approximately $5.6 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
As of March 31, 2016, we were in compliance with the covenants of the related indenture.

2021 Notes
On June 9, 2014, we entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the “2021 Notes”) at par for proceeds, net of expenses, of $294.0 million. Each of our direct and indirect U.S. subsidiaries guarantees the 2021 Notes.
During the first quarter of 2016, we repurchased 27,675 notes, or $27.7 million in face value of notes, for $21.9 million in cash. The gain from early extinguishment of these notes was approximately $5.4 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
As of March 31, 2016, we were in compliance with the covenants of the related indenture.
Revolving Line of Credit and Term Loan
Our senior secured credit facility (the “Credit Facility”) consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of March 31, 2016, the interest rate on amounts outstanding under the Credit Facility was 2.18% and we were in compliance with the covenants of the Credit Facility.
Required principal amortization payments under the Term Loan are as follows:

Dollars in thousands	Repayment Amount
Remainder of 2016	$10,313
2017	15,000
2018	18,750
2019	90,000
Total	$134,063

Note 8: Share-Based Payments
We currently grant share-based awards to our executives, non-employee directors and employees under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
Certain information regarding our share-based payments is as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2016	2015
Share-based payments expense:
Share-based compensation - stock options	$47	$141
Share-based compensation - restricted stock	3,530	2,559
Share-based payments for content arrangements	815	1,241
Total share-based payments expense	$4,392	$3,941
Tax benefit on share-based payments expense	$1,708	$1,519

	March 31, 2016
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$112	0.9 years
Share-based compensation - restricted stock	19,880	2.6 years
Share-based payments for content arrangements	2,078	0.7 years
Total unrecognized share-based payments expense	$22,070
Share-Based Compensation
Stock options
No stock options were granted in 2016.
Restricted stock and performance based restricted stock awards
Restricted stock awards are granted to eligible executives, non-employee directors and employees. Awards granted to employees and executives in 2016 vest annually in installments over three years (25% of the award vests one year from the grant date, 25% of the award vests two years from the grant date, and the remaining 50% of the award vests three years from the grant date). Non-employee director awards vest one year after the grant date. The fair value of non-performance-based awards is based on the market price on the grant date.
Performance-based restricted stock awards are granted to executives only, with established performance criteria approved by the Compensation Committee of the Board of Directors. Awards of performance-based restricted stock made in 2016, once earned, vest annually in equal installments over three years from the date of grant. The restricted shares require no payment from the grantee. The fair value of performance-based awards is based on achieving specific performance conditions and is recognized over the vesting period.
We estimate forfeitures for restricted stock awards and recognize share-based compensation expense for only those awards expected to vest.

The following table presents a summary of restricted stock award activity for 2016:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2015	556	$65.86
Granted	695	25.85
Vested	(141)	63.92
Forfeited	(79)	63.13
Non-vested, March 31, 2016	1,031	39.36
Share-Based Payments for Content Arrangements
We have granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. During the first quarter of 2016, 50,000 shares of restricted stock were granted and immediately vested pursuant to a revenue sharing agreement with Paramount.
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards is recognized net of forfeitures, and cash payments are made in accordance with the awards' vesting schedule, generally on a monthly basis. We recognized $0.4 million in expense associated with the issuance of rights to receive cash for the three months ended March 31, 2016. The expected future recognition of expense associated with the rights to receive cash as of March 31, 2016 is as follows:

Dollars in thousands	Expected Expense
Remainder of 2016	$944
2017	146
Remaining total expected expense	$1,090
Note 9: Restructuring
2016 Restructuring
During the first quarter of 2016, we recorded restructuring charges arising from implementing actions to further align costs with revenues in our continuing operations primarily through workforce reductions across the company.
We do not expect significant future restructuring charges related to our first quarter 2016 restructuring activities.
2015 Restructuring
During the first quarter of 2015, we recorded restructuring charges arising from the following activities:

•	Discontinuing our Redbox operations in Canada. The disposal was completed on March 31, 2015. See Note 10: Discontinued Operations for further information;

•
Reducing the size of our Redbox headquarters facility in Oakbrook Terrace, Illinois through early termination of operating leases for certain floors. We ceased using the office space on March 31, 2015 and the effective date of the early termination is July 31, 2016. Prior to exercising our early termination option, the leases had been scheduled to expire in July 2021; and

•	Implementing actions to further align costs with revenues in our continuing operations primarily through workforce reductions across the company and subleasing a floor of a corporate facility.

The total amount incurred for restructuring and related costs from continuing operations is as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2016	2015
Redbox
Severance	$2,111	$3,701
Lease termination and related costs (excluding related asset impairments)	297	4,567
Total Redbox restructuring costs	2,408	8,268
Coinstar
Severance	405	492
Lease termination and related costs (excluding related asset impairments)	57	24
Total Coinstar restructuring costs	462	516
ecoATM
Severance	398	127
Lease termination and related costs (excluding related asset impairments)	7	—
Total ecoATM restructuring costs	405	127
Total restructuring costs in continuing operations	3,275	8,911
Impairment of lease related assets	—	6,940
Total restructuring and related costs from continuing operations	$3,275	$15,851
A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance Expense	Lease Termination Costs	Other
Beginning Balance - January 1, 2016	$1,385	$4,991	$—
Costs charged to expense	2,766	361	148
Costs paid or otherwise settled	(3,327)	(624)	—
Ending Balance - March 31, 2016	$824	$4,728	$148
Note 10: Discontinued Operations
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

The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

Three Months Ended
Dollars in thousands	March 31, 2015
Major classes of line items constituting pretax loss of discontinued operations:
Revenue	$1,557
Direct operating	4,269
Marketing	129
General and administrative	119
Restructuring and related costs	522
Depreciation and other	5,858
Amortization of intangible assets	44
Other expense, net	(4,495)
Pretax loss of discontinued operations related to major classes of pretax loss	(13,879)
Income tax benefit(1)	7,323
Net loss on discontinued operations	$(6,556)

(1)	The income tax benefit for the three months ended March 31, 2015 includes a benefit on the rate differential between the U.S. and Canada.
Significant operating and investing cash flows of Redbox Canada were as follows:

Three Months Ended
Dollars in thousands	March 31, 2015
Loss on discontinued operations	$(6,556)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,902
Content library	3,064
Prepaid and other current assets	544
Accounts payable	(1,621)
Accrued payables to retailers	(155)
Other accrued liabilities	(32)
Net cash flows from operating activities	$1,146
Investing activities:
Purchase of property, plant and equipment	(278)
Total cash flows used in investing activities	$(278)

Note 11: Earnings Per Share
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
Our calculation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
In thousands, except per share data	2016	2015
Numerator
Income from continuing operations	$38,451	$42,155
Loss from discontinued operations, net of tax	—	(6,556)
Net income	$38,451	$35,599

Income from continuing operations	$38,451	$42,155
Dividends and undistributed income allocated to participating shares	(1,465)	(1,380)
Income from continuing operations to common shares - basic	36,986	40,775
Effect of reallocating undistributed income from continuing operations to participating shares	2	1
Income from continuing operations to common shares - diluted	$36,988	$40,776

Denominator
Weighted average common shares - basic	16,094	18,269
Dilutive effect of share-based payment awards	42	17
Weighted average common shares - diluted(1)	16,136	18,286

Basic earnings (loss) per common share:
Continuing operations	$2.30	$2.23
Discontinued operations	—	(0.36)
Basic earnings per common share	$2.30	$1.87

Diluted earnings (loss) per common share:
Continuing operations	$2.29	$2.23
Discontinued operations	—	(0.36)
Diluted earnings per common share	$2.29	$1.87

Stock options and share-based awards not included in diluted EPS calculation because their effect would have be antidilutive	328	3

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
Comparability of Results
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
On November 10, 2015, we acquired certain assets and liabilities of Gazelle, Inc. ("Gazelle"). Results of operations for Gazelle are included in ecoATM for the three month period ended March 31, 2016.
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

Dollars in thousands
Three Months Ended March 31, 2016	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$421,488	$72,379	$42,089	$—	$—	$535,956
Expenses:
Direct operating	299,001	38,645	37,894	86	341	375,967
Marketing	3,824	775	4,580	5	38	9,222
Research and development	—	—	935	—	110	1,045
General and administrative	32,029	7,864	4,002	347	3,528	47,770
Restructuring and related costs (Note 9)	2,408	462	405	—	—	3,275
Segment operating income (loss)	84,226	24,633	(5,727)	(438)	(4,017)	98,677
Less: depreciation, amortization and other	(24,295)	(7,409)	(8,204)	—	—	(39,908)
Operating income (loss)	59,931	17,224	(13,931)	(438)	(4,017)	58,769
Loss from equity method investments, net	—	—	—	—	(207)	(207)
Interest expense, net	—	—	—	—	(242)	(242)
Other, net	—	—	—	—	1,229	1,229
Income (loss) from continuing operations before income taxes	$59,931	$17,224	$(13,931)	$(438)	$(3,237)	$59,549

Dollars in thousands
Three Months Ended March 31, 2015	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$519,533	$69,330	$19,749	$24	$—	$608,636
Expenses:
Direct operating	342,935	37,263	22,806	1,191	989	405,184
Marketing	4,825	1,178	1,730	320	367	8,420
Research and development	—	—	1,456	(85)	713	2,084
General and administrative	33,735	7,795	1,968	2,507	2,551	48,556
Restructuring and related costs (Note 9)	15,174	550	127	—	—	15,851
Segment operating income (loss)	122,864	22,544	(8,338)	(3,909)	(4,620)	128,541
Less: depreciation, amortization and other	(31,607)	(7,818)	(5,902)	(668)	—	(45,995)
Operating income (loss)	91,257	14,726	(14,240)	(4,577)	(4,620)	82,546
Loss from equity method investments, net	—	—	—	—	(132)	(132)
Interest expense, net	—	—	—	—	(12,071)	(12,071)
Other, net	—	—	—	—	(2,346)	(2,346)
Income (loss) from continuing operations before income taxes	$91,257	$14,726	$(14,240)	$(4,577)	$(19,169)	$67,997
Significant Retailer Relationships
Kiosks at the following retailers accounted for 10% or more of our consolidated revenue:

	Three Months Ended
	March 31,
	2016	2015
Wal-Mart Stores Inc.	16.2%	16.3%
Walgreen Co.	13.7%	14.3%
Note 13: Fair Value
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

Fair Value at March 31, 2016	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$2,145	$—	$—

Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$2,743	$—	$—

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
We estimated the fair value of our senior unsecured notes due 2019 and 2021 outstanding using quoted market prices by independent dealers. The estimated fair value of our senior unsecured notes due 2019 and 2021 was approximately $278.0 million and $176.0 million, at March 31, 2016 and $312.0 million and $213.0 million at December 31, 2015, respectively. The fair value estimate of our senior unsecured notes falls under Level 2 of the fair value hierarchy. We have reported the carrying value, face value less the unamortized debt discount and deferred financing fees, of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.
Note 14: Commitments and Contingencies
Content License Agreements
We have entered into certain license agreements to obtain content for movie and video game rentals. Total estimated movie content commitments as of March 31, 2016, is presented in the following table:

Dollars in thousands
	Total	Remaining in 2016	2017	2018
Total estimated movie content commitments	$488,689	$314,490	$164,693	$9,506
Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014. The plaintiffs appealed on January 7, 2015. Oral argument was held November 10, 2015. The Appellate Court affirmed the trial court’s rulings on January 11, 2016. Plaintiffs filed a petition for review with the Illinois Supreme Court on February 16, 2016, and Redbox filed an answer on March 8, 2016. We continue to believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter should plaintiff seek further appellate review. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Note 15: Guarantor Subsidiaries
Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of March 31, 2016
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$139,285	$21,445	$38,120	$—	$198,850
Accounts receivable, net of allowances	2,064	28,422	1,197	—	31,683
Content library	—	156,352	—	—	156,352
Prepaid expenses and other current assets	12,397	33,619	373	—	46,389
Intercompany receivables	33,494	586,159	304	(619,957)	—
Total current assets	187,240	825,997	39,994	(619,957)	433,274
Property and equipment, net	91,542	185,369	13,849	—	290,760
Deferred income taxes	—	—	2,508	—	2,508
Goodwill and other intangible assets, net	249,699	287,025	—	—	536,724
Other long-term assets	583	1,150	141	—	1,874
Investment in related parties	946,069	29,001	—	(975,070)	—
Total assets	$1,475,133	$1,328,542	$56,492	$(1,595,027)	$1,265,140
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,269	$133,934	$184	$—	$145,387
Accrued payable to retailers	52,268	27,182	11,022	—	90,472
Other accrued liabilities	74,513	83,434	1,835	—	159,782
Dividend payable	10,463	—	—	—	10,463
Current portion of long-term debt and other long-term liabilities	17,651	5	256	—	17,912
Intercompany payables	501,456	104,468	14,033	(619,957)	—
Total current liabilities	667,620	349,023	27,330	(619,957)	424,016
Long-term debt and other long-term liabilities	794,301	19,529	137	—	813,967
Deferred income taxes	11,011	13,922	24	—	24,957
Total liabilities	1,472,932	382,474	27,491	(619,957)	1,262,940
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	3,000	(3,000)	—
Common stock	599,684	252,512	4,635	(371,660)	485,171
Treasury stock	(1,149,261)	—	—	—	(1,149,261)
Retained earnings	552,800	693,556	20,519	(600,410)	666,465
Accumulated other comprehensive income (loss)	(1,022)	—	847	—	(175)
Total stockholders’ equity	2,201	946,068	29,001	(975,070)	2,200
Total liabilities and stockholders’ equity	$1,475,133	$1,328,542	$56,492	$(1,595,027)	$1,265,140

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of December 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$160,167	$19,372	$43,010	$—	$222,549
Accounts receivable, net of allowances	3,983	33,269	1,212	—	38,464
Content library	—	188,490	—	—	188,490
Prepaid expenses and other current assets	17,720	33,049	599	—	51,368
Intercompany receivables	35,654	527,996	426	(564,076)	—
Total current assets	217,524	802,176	45,247	(564,076)	500,871
Property and equipment, net	97,659	204,081	14,273	—	316,013
Deferred income taxes	—	—	2,606	—	2,606
Goodwill and other intangible assets, net	249,703	290,811	—	—	540,514
Other long-term assets	747	1,293	167	—	2,207
Investment in related parties	921,456	27,798	—	(949,254)	—
Total assets	$1,487,089	$1,326,159	$62,293	$(1,513,330)	$1,362,211
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$16,127	$167,694	$189	$—	$184,010
Accrued payable to retailers	71,947	30,157	12,994	—	115,098
Other accrued liabilities	57,025	82,401	2,011	—	141,437
Current portion of long-term debt and other long-term liabilities	16,832	—	299	—	17,131
Intercompany payables	459,789	85,487	18,800	(564,076)	—
Total current liabilities	621,720	365,739	34,293	(564,076)	457,676
Long-term debt and other long-term liabilities	873,476	19,882	159	—	893,517
Deferred income taxes	13,965	19,083	44	—	33,092
Total liabilities	1,509,161	404,704	34,496	(564,076)	1,384,285
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock	—	—	3,000	(3,000)	—
Common stock	599,675	252,727	4,636	(371,875)	485,163
Treasury stock	(1,151,063)	—	—	—	(1,151,063)
Retained earnings	530,140	668,728	18,963	(574,379)	643,452
Accumulated other comprehensive income (loss)	(824)	—	1,198	—	374
Total stockholders’ equity (deficit)	(22,072)	921,455	27,797	(949,254)	(22,074)
Total liabilities and stockholders’ equity (deficit)	$1,487,089	$1,326,159	$62,293	$(1,513,330)	$1,362,211

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended March 31, 2016
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$62,246	$463,577	$10,133	$—	$535,956
Expenses:
Direct operating	34,356	336,941	4,670	—	375,967
Marketing	799	8,423	—	—	9,222
Research and development	—	1,045	—	—	1,045
General and administrative	10,914	36,664	192	—	47,770
Restructuring and related costs	462	2,813	—	—	3,275
Depreciation and other	6,414	28,713	991	—	36,118
Amortization of intangible assets	3	3,787	—	—	3,790
Total expenses	52,948	418,386	5,853	—	477,187
Operating income	9,298	45,191	4,280	—	58,769
Other income (expense), net:
Loss from equity method investments, net	(207)	—	—	—	(207)
Interest income (expense), net	7,947	(8,142)	(47)	—	(242)
Other, net	2,766	387	(1,924)	—	1,229
Total other income (expense), net	10,506	(7,755)	(1,971)	—	780
Income from continuing operations before income taxes	19,804	37,436	2,309	—	59,549
Income tax expense	(7,822)	(12,686)	(590)	—	(21,098)
Income from continuing operations	11,982	24,750	1,719	—	38,451
Equity in income of subsidiaries	26,469	1,719	—	(28,188)	—
Net income	38,451	26,469	1,719	(28,188)	38,451
Foreign currency translation adjustment(1)	(198)	—	(351)	—	(549)
Comprehensive income	$38,253	$26,469	$1,368	$(28,188)	$37,902

(1)	Foreign currency translation adjustment had no tax effect for the three months ended March 31, 2016.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended March 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$58,810	$539,281	$10,545	$—	$608,636
Expenses:
Direct operating	33,726	366,411	5,047	—	405,184
Marketing	1,514	6,906	—	—	8,420
Research and development	(84)	2,168	—	—	2,084
General and administrative	12,056	36,295	205	—	48,556
Restructuring and related costs	550	15,301	—	—	15,851
Depreciation and other	4,649	36,983	1,054	—	42,686
Amortization of intangible assets	3	3,306	—	—	3,309
Total expenses	52,414	467,370	6,306	—	526,090
Operating income	6,396	71,911	4,239	—	82,546
Other income (expense), net:
Loss from equity method investments, net	(132)	—	—	—	(132)
Interest income (expense), net	(12,396)	375	(50)	—	(12,071)
Other, net	2,436	(16)	(4,766)	—	(2,346)
Total other income (expense), net	(10,092)	359	(4,816)	—	(14,549)
Income (loss) from continuing operations before income taxes	(3,696)	72,270	(577)	—	67,997
Income tax benefit (expense)	(548)	(25,310)	16	—	(25,842)
Income (loss) from continuing operations	(4,244)	46,960	(561)	—	42,155
Income (loss) from discontinued operations, net of tax	1,524	(29,054)	20,974	—	(6,556)
Equity in income of subsidiaries	38,319	20,413	—	(58,732)	—
Net income	35,599	38,319	20,413	(58,732)	35,599
Foreign currency translation adjustment(1)	(64)	—	2,918	—	2,854
Comprehensive income	$35,535	$38,319	$23,331	$(58,732)	$38,453

(1)	Foreign currency translation adjustment had no tax effect for the three months ended March 31, 2015.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31, 2016
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$38,451	$26,469	$1,719	$(28,188)	$38,451
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	6,414	28,713	991	—	36,118
Amortization of intangible assets	3	3,787	—	—	3,790
Share-based payments expense	3,146	1,184	—	—	4,330
Deferred income taxes	(2,928)	(5,161)	267	—	(7,822)
Restructuring, impairment and related costs	57	304	—	—	361
Loss from equity method investment, net	207	—	—	—	207
Amortization of deferred financing fees and debt discount	638	—	—	—	638
Gain from early extinguishment of debt	(11,028)	—	—	—	(11,028)
Other	(112)	76	—	—	(36)
Equity in income of subsidiaries	(26,469)	(1,719)	—	28,188	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	1,919	4,846	98	—	6,863
Content library	—	33,126	—	—	33,126
Prepaid expenses and other current assets	5,278	465	279	—	6,022
Other assets	—	143	20	—	163
Accounts payable	(2,121)	(33,280)	(4)	—	(35,405)
Accrued payable to retailers	(19,678)	(2,975)	(1,993)	—	(24,646)
Other accrued liabilities	15,994	331	(252)	—	16,073
Net cash flows from operating activities	9,771	56,309	1,125	—	67,205
Investing Activities:
Purchases of property and equipment	(7,428)	(5,504)	(521)	—	(13,453)
Proceeds from sale of property and equipment	—	74	—	—	74
Investments in and advances to affiliates	53,614	(48,806)	(4,808)	—	—
Net cash flows from (used in) investing activities	46,186	(54,236)	(5,329)	—	(13,379)
Financing Activities:
Proceeds from new borrowing of Credit Facility	85,000	—	—	—	85,000
Principal payments on Credit Facility	(108,313)	—	—	—	(108,313)
Repurchases of notes	(45,328)	—	—	—	(45,328)
Dividends paid	(5,038)	—	—	—	(5,038)
Principal payments on capital lease obligations and other debt	(1,537)	—	(89)	—	(1,626)
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,425)	—	—	—	(1,425)
Net cash flows used in financing activities	(76,641)	—	(89)	—	(76,730)
Effect of exchange rate changes on cash	(198)	—	(597)	—	(795)
Increase (decrease) in cash and cash equivalents	(20,882)	2,073	(4,890)	—	(23,699)
Cash and cash equivalents:
Beginning of period	160,167	19,372	43,010	—	222,549
End of period	$139,285	$21,445	$38,120	$—	$198,850

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$35,599	$38,319	$20,413	$(58,732)	$35,599
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	4,649	38,828	5,066	—	48,543
Amortization of intangible assets	3	3,306	44	—	3,353
Share-based payments expense	1,916	1,987	—	—	3,903
Windfall excess tax benefits related to share-based payments	(526)	—	—	—	(526)
Deferred income taxes	(6,070)	(6,347)	9,870	—	(2,547)
Restructuring, impairment and related costs	136	1,544	—	—	1,680
Loss from equity method investments, net	132	—	—	—	132
Amortization of deferred financing fees and debt discount	693	—	—	—	693
Other	(149)	(322)	(727)	—	(1,198)
Equity in income of subsidiaries	(38,319)	(20,413)	—	58,732	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	712	14,518	(3,407)	—	11,823
Content library	—	6,663	3,293	—	9,956
Prepaid expenses and other current assets	(2,759)	(591)	244	—	(3,106)
Other assets	15	122	31	—	168
Accounts payable	2,895	1,202	(1,177)	—	2,920
Accrued payable to retailers	(10,800)	(5,730)	(1,911)	—	(18,441)
Other accrued liabilities	9,718	3,994	(592)	—	13,120
Net cash flows from (used in) operating activities(1)	(2,155)	77,080	31,147	—	106,072
Investing Activities:
Purchases of property and equipment	(5,607)	(14,721)	(381)	—	(20,709)
Proceeds from sale of property and equipment	—	123	—	—	123
Investments in and advances to affiliates	106,713	(65,229)	(41,484)	—	—
Net cash flows from (used in) investing activities(1)	101,106	(79,827)	(41,865)	—	(20,586)
Financing Activities:
Proceeds from new borrowing on Credit Facility	35,000	—	—	—	35,000
Principal payments on Credit Facility	(116,875)	—	—	—	(116,875)
Dividends paid	(5,602)	—	—	—	(5,602)
Repurchases of common stock	(40,708)	—	—	—	(40,708)
Principal payments on capital lease obligations and other debt	(3,143)	—	(102)	—	(3,245)
Windfall excess tax benefits related to share-based payments	526	—	—	—	526
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(3,088)	—	—	—	(3,088)
Net cash flows used in financing activities(1)	(133,890)	—	(102)	—	(133,992)
Effect of exchange rate changes on cash	(36)	—	3,780	—	3,744
Decrease in cash and cash equivalents	(34,975)	(2,747)	(7,040)	—	(44,762)
Cash and cash equivalents:
Beginning of period	180,889	17,939	43,868	—	242,696
End of period	$145,914	$15,192	$36,828	$—	$197,934

(1)
During the first quarter of 2015 we discontinued our Redbox operations in Canada. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 10: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

Note 16: Income Taxes From Continuing Operations
Our effective tax rate from continuing operations was 35.4% and 38.0% for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate for the three months ended March 31, 2016, was higher than the U.S. Federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic production activities deduction. Our effective tax rate for the three months ended March 31, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to state income taxes and the recording of valuation allowances related to capital loss carryforwards in Canada, partially offset by the domestic production activities deduction.
Note 17: Dividends Payable
On March 14, 2016, the Board declared a quarterly dividend of $0.60 per share to be paid on June 21, 2016 to shareholders of record at the close of business on June 7, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (our “2015 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
Overview
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products and services in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. We also have a strong consumer base which we communicate with on a regular basis to drive behavior and increase activity within our retail locations. Our products and services can be found at approximately 63,600 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants.
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

•
Our ecoATM business segment (“ecoATM”) is focused on the consumer electronics sector and provides self-service kiosks and an online solution through Gazelle where consumers can sell certain electronic devices for cash and generates revenue through the sale of devices collected to third party resellers, through online marketplaces and through the Gazelle direct-to-consumer storefront.

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
On occasion, we make strategic investments in external companies that provide automated self-service kiosk solutions. For example, in the health sector we have invested in Pursuant Health, Inc.

Strategy
On March 14, 2016, we announced that our Board of Directors has initiated a process to explore strategic and financial alternatives to maximize shareholder value. The exploration of strategic and financial alternatives will not necessarily result in any transaction or particular action being pursued, entered into or consummated, or the timing of any transaction or action.
In addition, we reaffirmed our commitment to managing Outerwall's businesses for profitability and cash flow and focusing on expense management, operational efficiencies and network optimization, with the continued goal of returning significant free cash flow to investors with a preference for dividends and opportunistic debt retirement.
Our strategy of managing our business for profitability and cash flow is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in deploying, scaling and managing kiosk businesses. We build strong retailer relationships by providing retailers with turnkey solutions that complement their businesses without significant expenditures of time and financial resources. We believe we have opportunities to continue to manage our businesses for profitability and cash flow by capitalizing on our strengths through the execution of the following strategies:

•	Continue to profitably manage our Redbox business. We are focused on profitably managing Redbox through revenue generation and improved kiosk-operations efficiency.
We expect to optimize our business by maintaining our customer base, attracting new customers, testing pricing strategies, leveraging the variable cost structure of the business, optimizing the Blu-ray rental mix, expanding the availability and depth of new generation video game content and utilizing our customer management tools. Blu-ray drives revenue growth by shifting rentals to its higher revenue price point, $2.00 per night, and generates higher margin dollars per rental. Video games drive revenue by providing Redbox users a low cost access point of $3.00 per night, which is a significant discount to the related purchase price of the new release content. Further, our customer management tools enable us to provide personalized recommendations and promotions to our customers, which help us generate incremental revenue.
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

•
Drive our ecoATM business to profitability. We are focused on achieving segment operating profitability in our ecoATM business. We expect to increase revenue through continued focus on redeploying underperforming kiosks, placing existing kiosks in inventory in attractive locations and driving increased productivity at existing kiosks. We also expect to generate profitable growth by integrating the ecoATM branded kiosk business model with the Gazelle brand, which provides an online solution to buy and sell used electronics, to provide greater leverage, revenue and margin enhancement opportunities for our ecoATM business.

•
Use our expertise to continue to develop our existing businesses and new innovative retail solutions. Through Redbox and Coinstar, we have demonstrated our ability to profitably scale automated retail solutions. We also leverage those core competencies to identify, evaluate, build or acquire, and develop new automated retail concepts through both organic and inorganic opportunities. For example, in the third quarter of 2013, we acquired ecoATM, one of our previous strategic investments and in November 2015, we acquired Gazelle, Inc. ("Gazelle"). We are committed to addressing the changing needs and preferences of our consumers, including through strategic investments and exploring further international opportunities.

Comparability of Results
On November 10, 2015, we acquired certain assets and liabilities of Gazelle. Results of operations for Gazelle are included in ecoATM for the three month period ended March 31, 2016.
Recent Events
Q1 2016 Events

•
During the first quarter of 2016, we repurchased $57.1 million in face value of our 2021 and 2019 Notes for $45.3 million in cash. The gain from early extinguishment of these notes was approximately $11.0 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income. See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

•	On March 14, 2016, the Board declared a quarterly dividend of $0.60 per share to be paid on June 21, 2016 to shareholders of record at the close of business on June 7, 2016.

•	On March 29, 2016, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.1 million.
Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Three Months Ended
	March 31,		Change
Dollars in thousands, except per share amounts	2016	2015	$	%
Revenue	$535,956	$608,636	$(72,680)	(11.9)%
Operating income	$58,769	$82,546	$(23,777)	(28.8)%
Income from continuing operations	$38,451	$42,155	$(3,704)	(8.8)%
Diluted earnings from continuing operations per common share	$2.29	$2.23	$0.06	2.7%
Comparing three months ended March 31, 2016 to three months ended March 31, 2015
Revenue decreased $72.7 million, or 11.9%, primarily due to:

•
$98.0 million decrease from our Redbox segment primarily due to a 17.3% decrease in same store sales driven by a decline in movie rentals and the removal of underperforming kiosks. Movie rentals were impacted primarily by accelerated secular decline in the physical market in the first quarter of 2016 as compared to the first quarter of 2015, partially offset by higher total box office (representing titles with North American box office receipts of at least $5.0 million per title) of movie titles released which was 16.4% higher than the prior year with seven more titles. This was partially offset by;

•	$22.3 million increase from our ecoATM segment primarily due to revenue included in 2016 from devices acquired and sold through Gazelle.
Operating income decreased $23.8 million, or 28.8%, primarily due to:

•	$31.3 million decrease in operating income within our Redbox segment primarily due to:

◦	$98.0 million decrease in revenue as described above; partially offset by

◦
$43.9 million decrease in direct operating expenses driven primarily by lower product costs due to lower spending on movie content, lower contractual fees paid to our retail partners due to lower revenue and lower credit card fees driven by lower rental volume;

◦	$12.8 million decrease in restructuring and related costs; and

◦	$7.3 million decrease in depreciation and amortization primarily from lower kiosk related depreciation. This was partially offset by

•	$4.1 million decrease in operating loss within our All Other reporting category primarily due to our decision to discontinue operating SAMPLEit in the fourth quarter of 2015; and

•
$2.5 million increase in operating income within our Coinstar segment primarily due to higher revenue and lower operating expenses including direct operating, depreciation and amortization, and marketing expenses.

Income from continuing operations decreased $3.7 million, or 8.8%, primarily due to:

•	$23.8 million decrease in operating income as described above; partially offset by

•	$11.8 million decrease in interest expense, net primarily due to gain from early extinguishment of debt, as we recognized a gain of $11.0 million in 2016, and lower borrowings;

•	$4.7 million decrease in income tax expense primarily due to lower pre-tax income and reduced discrete tax expenses; and

•	$3.6 million increase in other income, net primarily due to the impact of the Canadian dollar exchange rates on our Coinstar operations.
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
Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Three Months Ended
	March 31,		Change
Dollars in thousands	2016	2015	$	%
Direct operating	$341	$989	$(648)	(65.5)%
Marketing	38	367	(329)	(89.6)%
Research and development	110	713	(603)	(84.6)%
General and administrative	3,528	2,551	977	38.3%
Total	$4,017	$4,620	$(603)	(13.1)%
Unallocated share-based compensation expense decreased $0.6 million, or 13.1% during the three months ended March 31, 2016, primarily due to the continued vesting of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013, partially offset by increased compensation expense related to restricted stock awards. See Note 8: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.

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
Detailed financial information about our business segments and significant customer relationships is provided in Note 12: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.

Redbox

	Three Months Ended
Dollars in thousands, except net revenue per rental amounts	March 31,		Change
	2016	2015	$	%
Revenue	$421,488	$519,533	$(98,045)	(18.9)%
Expenses:
Direct operating	299,001	342,935	(43,934)	(12.8)%
Marketing	3,824	4,825	(1,001)	(20.7)%
General and administrative	32,029	33,735	(1,706)	(5.1)%
Restructuring and related costs (Note 9)	2,408	15,174	(12,766)	(84.1)%
Segment operating income	84,226	122,864	(38,638)	(31.4)%
Less: depreciation and amortization	(24,295)	(31,607)	7,312	(23.1)%
Operating income	$59,931	$91,257	$(31,326)	(34.3)%
Operating income as a percentage of revenue	14.2%	17.6%
Same store sales growth (decline)	(17.3)%	1.4%
Effect on change in revenue from same store sales growth (decline)	$(87,808)	$7,236
Ending number of kiosks	40,210	41,960	(1,750)	(4.2)%
Total rentals (in thousands)	137,701	173,047	(35,346)	(20.4)%
Net revenue per rental	$3.06	$3.00	$0.06	2.0%
The comparable performance of our content library is continually affected by the ongoing secular decline in the physical market, seasonality, the actual release slate, the relative attractiveness of movie titles, and the total box office in a particular quarter or year, which may have lingering effects in subsequent periods. As we expect our Redbox business to continue to decline over time as a result of the ongoing secular decline, optimizing our Redbox business will depend substantially upon minimizing the decline in same store sales through the removal or relocation of underperforming kiosks and effective expense management.
Q1 2016 Events

•	On January 21, 2016, Redbox entered into an amendment to the existing agreement with Universal Home Entertainment LLC, extending the agreement through December 31, 2017.
Comparing three months ended March 31, 2016 to three months ended March 31, 2015
Revenue decreased $98.0 million, or 18.9%, primarily due to the following:

•	$87.8 million decrease from a 17.3% decrease in same store sales primarily due to:

◦	18.0% decline in total disc rentals related to our same store kiosks primarily driven by:

▪	a higher impact from the accelerated secular decline in the physical market on movie rentals in the first quarter of 2016 as compared to the first quarter of 2015;

▪
a higher negative impact on movie rentals from the price increase implemented for movies in December of 2014. As we observed sequentially higher negative impacts on rentals for price sensitive customers each quarter throughout 2015, we believe the price increase contributed to the decline in rentals in the first quarter of 2016 as consumer behavior under the new price points settled in at lower levels of demand; partially offset by

▪
higher total box office of movie titles released, which was 16.4% higher than the prior year with seven more titles, and an increase in video game rentals primarily due to 2015 holiday sales of new generation platforms that increased demand for new generation content released at the end of 2015.

•
$10.2 million decrease in revenue primarily from kiosks removed or relocated subsequent to the first quarter of 2015, due to continued efforts to optimize our network by removing underperforming kiosks.

Net revenue per rental increased $0.06 to $3.06 primarily due to higher video game rentals, which have a higher per day rental price, and lower promotional spend as compared to the first quarter of 2015. While we continue to invest in customer-specific promotional offerings to lessen the negative impact on demand driven by the secular decline in the physical market, we have reduced overall promotional spend by driving further efficiency in promotional programs.

Video game revenue represented 4.8% of total revenue and 1.9% of total disc rentals in the first quarter of 2016 as compared with 2.9% and 1.1%, respectively, during the first quarter of 2015, primarily due to consumer transition to new generation platforms as discussed above and underperformance of titles released in the fourth quarter of 2014 that led to comparably lower revenue in the first quarter of 2015. Blu-ray revenue represented 17.2% of total rental revenue and 14.0% of total disc rentals during the first quarter of 2016 as compared with 18.2% and 14.5%, respectively, during the first quarter of 2015.
Operating income decreased $31.3 million, or 34.3%, primarily due to the following:

•	$98.0 million decrease in revenue as described above; partially offset by

•	$43.9 million decrease in direct operating expenses, which were 70.9% of revenue during the first quarter of 2016 as compared with 66.0% during the first quarter of 2015 as a result of:

◦
$18.2 million decrease in product costs to $192.2 million due to lower spend on movie content primarily due to content mix and fewer locations as compared to the first quarter of 2015. When combined with the revenue impacts discussed above, the impact from higher amortization in the first quarter of 2016 from the content overbuy in the fourth quarter of 2015 and higher average cost per disc in the first quarter of 2016 as compared to the first quarter of 2015, gross margin decreased 5.1% to 54.4% for the first quarter of 2016; and

◦
$25.7 million decrease in other direct operating expenses primarily due to lower contractual fees paid to our retail partners due to lower revenue and lower credit card fees driven by lower rental volume.

•	$12.8 million decrease in restructuring and related costs;

•
$7.3 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base, partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks;

•	$1.7 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives; and

•	$1.0 million decrease in marketing expenses due to ongoing cost containment measures.
Coinstar

	Three Months Ended
Dollars in thousands, except average transaction size	March 31,		Change
	2016	2015	$	%
Revenue	$72,379	$69,330	$3,049	4.4%
Expenses:
Direct operating	38,645	37,263	1,382	3.7%
Marketing	775	1,178	(403)	(34.2)%
General and administrative	7,864	7,795	69	0.9%
Restructuring and related costs (Note 9)	462	550	(88)	(16.0)%
Segment operating income	24,633	22,544	2,089	9.3%
Less: Depreciation and amortization	(7,409)	(7,818)	409	(5.2)%
Operating income	$17,224	$14,726	$2,498	17.0%
Operating income as a percentage of revenue	23.8%	21.2%
Same store sales growth	9.2%	0.8%
Ending number of kiosks	20,850	21,220	(370)	(1.7)%
Total transactions (in thousands)	16,063	15,916	147	0.9%
Average transaction size	$43.95	$42.49	$1.46	3.4%
Comparing three months ended March 31, 2016 to three months ended March 31, 2015
Revenue increased $3.0 million, or 4.4%, primarily due to higher revenue for Coinstar in the U.S. due to increased volume. Coinstar revenue in the U.K. and Canada was negatively impacted by unfavorable exchange rates due to the continued strengthening of the U.S. dollar versus the British pound and Canadian dollar compared to the prior year. Overall same store sales increased 9.2% as a result of these offsetting factors.
The average Coinstar transaction size increased on a year over year basis and the number of transactions also increased slightly.

Operating income increased $2.5 million, or 17.0%, primarily due to the following:

•	$3.0 million increase in revenue as described above;

•	$0.4 million decrease in marketing expenses due to an expected shift in timing of spend to later in 2016; and

•	$0.4 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base; partially offset by

•
$1.4 million increase in direct operating expenses primarily due to increased revenue sharing from the higher revenue discussed above. This increase was partially offset by lower fleet vehicle expenses including fuel cost savings from reduced gas prices and lower wireless charges on a portion of our kiosks due to a new contract transition which started in the first quarter of 2015, with 2016 reflecting contract savings on the entire network.

ecoATM

	Three Months Ended
Dollars in thousands, except average selling price of value devices sold	March 31,		Change
	2016	2015	$	%
Revenue	$42,089	$19,749	$22,340	113.1%
Expenses:
Direct operating	37,894	22,806	15,088	66.2%
Marketing	4,580	1,730	2,850	164.7%
Research and development	935	1,456	(521)	(35.8)%
General and administrative	4,002	1,968	2,034	103.4%
Restructuring and related costs (Note 9)	405	127	278	218.9%
Segment operating loss	(5,727)	(8,338)	2,611	(31.3)%
Less: depreciation and amortization	(8,204)	(5,902)	(2,302)	39.0%
Operating loss	$(13,931)	$(14,240)	$309	(2.2)%
Ending number of kiosks	2,540	2,140	400	18.7%
Average selling price of value devices sold	$65.72	$60.28	$5.44	9.0%
Number of value devices sold	570,822	317,134	253,688	80.0%
Number of overall devices sold	729,436	518,633	210,803	40.6%
On November 10, 2015, we acquired certain assets and liabilities of Gazelle. Results of operations for Gazelle are included in ecoATM for the three month period ended March 31, 2016.
Comparing three months ended March 31, 2016 to three months ended March 31, 2015
Our key revenue drivers are the total devices collected, the number of those devices that are value devices, the mix of those value devices, as well as the average selling price that we receive when reselling the devices. Revenue includes shipping fees collected related to the sale of devices. Shipping costs related to acquiring devices are included in direct operating costs.
Revenue increased $22.3 million, or 113.1%, primarily due to revenue included in 2016 from devices acquired and sold through Gazelle. The results of Gazelle have also favorably impacted our mix of value devices and our average selling price of value devices sold.
Operating loss decreased $0.3 million primarily due to the following;

•	$22.3 million increase in revenue described above; and

•
$0.5 million decrease in research and development expense primarily due to a reduction in ecoATM kiosk design costs and payroll savings through workforce reduction, partially offset by increased software engineering costs from the addition of Gazelle; partially offset by

•
$15.1 million increase in direct operating expenses primarily due to increased acquisition, transportation and processing costs from the addition of Gazelle and costs associated with our increased installed ecoATM kiosk base, partially offset by lower transportation costs due to a reduction of trips to ecoATM machines as a result of operating efficiencies;

•
$2.9 million increase in marketing expense primarily due to the addition of Gazelle, partially offset by lower integrated marketing and promotion costs for the ecoATM business as compared to the prior year period and synergies recognized as a result of the Gazelle acquisition;

•
$2.3 million increase in depreciation and amortization expense primarily from depreciation on our increased installed ecoATM kiosk base, and to a lesser extent, the addition of amortization expense from intangibles recognized from the acquisition of Gazelle; and

•
$2.0 million increase in general and administrative expenses primarily due to the addition of Gazelle and increased corporate allocations to better align with direct costs related to operating ecoATM, partially offset by ongoing cost reduction initiatives.

Interest Expense, Net

Dollars in thousands	Three Months Ended
	March 31,		Change
	2016	2015	$	%
Cash interest expense	$10,654	$11,395	$(741)	(6.5)%
Amortization of debt discount and deferred financing fees	638	693	(55)	(7.9)%
Total cash and non-cash interest expense	11,292	12,088	(796)	(6.6)%
Gain from early extinguishment of debt	(11,028)	—	(11,028)	NM*
Total interest expense	264	12,088	(11,824)	(97.8)%
Interest income	(22)	(17)	(5)	29.4%
Interest expense, net	$242	$12,071	$(11,829)	(98.0)%

*	Not Meaningful
Comparing three months ended March 31, 2016 to three months ended March 31, 2015
Interest expense, net decreased $11.8 million, or 98.0%, primarily due to:

•	$11.0 million gain from early extinguishment of debt recognized in 2016. See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information; and

•	$0.8 million lower interest expense due to lower borrowings.
Other Income (Expense), Net

Dollars in thousands	Three Months Ended
	March 31,		Change
	2016	2015	$	%
Other, net	$1,229	$(2,346)	$3,575	(152.4)%
Comparing three months ended March 31, 2016 to three months ended March 31, 2015
Other income (expense), net increased by $3.6 million, primarily due to the impact of the Canadian dollar exchange rates on our Coinstar operations.
Income Tax Expense
Comparing three months ended March 31, 2016 to three months ended March 31, 2015
Our effective tax rate from continuing operations was 35.4% and 38.0% for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate for the three months ended March 31, 2016, was higher than the U.S. Federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic production activities deduction. Our effective tax rate for the three months ended March 31, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to state income taxes and the recording of valuation allowances related to capital loss carryforwards in Canada, partially offset by the domestic production activities deduction.

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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities may include nonrecurring events or events we do not directly control. Our non-core adjustments for the periods presented include i) restructuring costs (including severance and early lease termination costs, and the related asset impairments) associated with actions to reduce costs in our continuing operations across the company, ii) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, and iii) loss from equity method investments, which represents our share of loss from entities we do not consolidate or control (“Non-Core Adjustments”).
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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended
	March 31,		Change
Dollars in thousands	2016	2015	$	%
Net income from continuing operations	$38,451	$42,155	$(3,704)	(8.8)%
Depreciation, amortization and other	39,908	45,995	(6,087)	(13.2)%
Interest expense, net	242	12,071	(11,829)	(98.0)%
Income taxes	21,098	25,842	(4,744)	(18.4)%
Share-based payments expense(1)	4,392	3,941	451	11.4%
Adjusted EBITDA from continuing operations	104,091	130,004	(25,913)	(19.9)%
Non-Core Adjustments:
Restructuring and related costs	3,275	15,851	(12,576)	(79.3)%
Rights to receive cash issued in connection with the acquisition of ecoATM	440	1,920	(1,480)	(77.1)%
Loss from equity method investments, net	207	132	75	56.8%
Core adjusted EBITDA from continuing operations	$108,013	$147,907	$(39,894)	(27.0)%

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing three months ended March 31, 2016 to three months ended March 31, 2015
The decrease in our core adjusted EBITDA from continuing operations was primarily due to decreased segment operating income in our Redbox segment. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.

Core Diluted EPS from continuing operations
Beginning in the first quarter of 2016, to align better with our GAAP presentation of EPS, we adjusted our non-GAAP financial measure of core diluted EPS from continuing operations to be defined as diluted earnings per share from continuing operations utilizing the two class method excluding non-core adjustments, net of applicable taxes. Historically we had defined this measure using diluted earnings per share from continuing operations utilizing the treasury stock method excluding non-core adjustments, net of applicable taxes. Prior period results have been updated to reflect this change.
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
Diluted EPS from continuing operations per common share	$2.29	$2.23	$0.06	2.7%
Non-Core Adjustments, net of tax:(1)
Restructuring and related costs	0.12	0.51	(0.39)	(76.5)%
Rights to receive cash issued in connection with the acquisition of ecoATM	0.02	0.07	(0.05)	(71.4)%
Loss from equity method investments, net	0.01	—	0.01	NM*
Core diluted EPS from continuing operations	$2.44	$2.81	$(0.37)	(13.2)%

*	Not Meaningful

(1)	Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.
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

	Three Months Ended
	March 31,		Change
Dollars in thousands	2016	2015	$	%
Net cash provided by operating activities	$67,205	$106,072	$(38,867)	(36.6)%
Purchase of property and equipment	(13,453)	(20,709)	7,256	(35.0)%
Free cash flow	$53,752	$85,363	$(31,611)	(37.0)%
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
A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	March 31, 2016	December 31, 2015	Change
Dollars in thousands			$	%
Senior unsecured notes(1)	$551,847	$608,908	$(57,061)	(9.4)%
Term loans(1)	134,063	136,875	(2,812)	(2.1)%
Revolving line of credit	120,000	140,500	(20,500)	(14.6)%
Capital leases	6,011	5,889	122	2.1%
Total principal value of outstanding debt including capital leases	811,921	892,172	(80,251)	(9.0)%
Less domestic cash and cash equivalents held in financial institutions	(44,855)	(46,192)	1,337	(2.9)%
Net debt	767,066	845,980	(78,914)	(9.3)%
LTM Core adjusted EBITDA from continuing operations(2)	$445,391	$485,285	$(39,894)	(8.2)%
Net leverage ratio	1.72	1.74

(1)	See debt section of Liquidity and Capital Resources below and Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for detail of associated debt discount.
(2)    LTM Core Adjusted EBITDA from continuing operations for the twelve months ended March 31, 2016 and December 31, 2015 was determined as follows:

Dollars in thousands
Core adjusted EBITDA from continuing operations for the three months ended March 31, 2016	$108,013
Add: Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2015.	485,285
Less: Core adjusted EBITDA from continuing operations for the three months ended March 31, 2015	(147,907)
LTM Core adjusted EBITDA from continuing operations for the twelve months ended March 31, 2016	$445,391

(1)
Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2015 is obtained from our Annual Report on Form 10-K for the period ended December 31, 2015, where it is reconciled to net income from continuing operations, the most comparable GAAP financial measure, and represents the LTM core adjusted EBITDA from continuing operations we use in our calculation of net leverage ratio as of December 31, 2015.

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
The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities decreased by $38.9 million primarily due to the following:

•	$27.5 million change in net non-cash income and expense included in net income primarily due to changes in depreciation and other, gain from early extinguishment of debt and deferred income taxes; and

•
$14.2 million increase in net cash outflows from changes in working capital primarily due to changes in accounts payable, content library, prepaid expenses and other current assets, accrued payable to retailers, accounts receivable, and other accrued liabilities; partially offset by

•	$2.9 million increase in net income.
Net Cash used in Investing Activities
We used $13.4 million of net cash in our investing activities primarily due to purchases of property and equipment for kiosks and corporate infrastructure.
Net Cash used in Financing Activities
We used $76.7 million of net cash from financing activities primarily due to:

•	$45.3 million used to repurchase a portion of our 2021 and 2019 Notes;

•	$23.3 million in net payments for borrowings from our Credit Facility; and

•	$5.0 million for dividends paid.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of March 31, 2016, our cash and cash equivalent balance was $198.9 million, of which $62.7 million was identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.
Debt
Debt comprises the following:

	Senior Notes		Credit Facility		Total Debt
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of March 31, 2016
Principal	$320,614	$231,233	$134,063	$120,000	$805,910
Unamortized discount and deferred financing fees	(3,187)	(3,435)	(242)	(2,134)	(8,998)
Total	317,427	227,798	133,821	117,866	796,912
Less: current portion	—	—	(14,062)	—	(14,062)
Total long-term portion	$317,427	$227,798	$119,759	$117,866	$782,850

2019 Notes
On March 12, 2013, we entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the "2019 Notes") at par for proceeds, net of expenses, of $343.8 million. Each of our direct and indirect U.S. subsidiaries guarantees the 2019 Notes.
During the first quarter of 2016, we repurchased 29,386 notes, or $29.4 million in face value of notes, for $23.4 million in cash. The gain from early extinguishment of these notes was approximately $5.6 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
As of March 31, 2016, we were in compliance with the covenants of the related indenture.
2021 Notes
On June 9, 2014, we entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the “Senior Notes due 2021”) at par for proceeds, net of expenses, of $294.0 million. Each of our direct and indirect U.S. subsidiaries guarantees the 2021 Notes.
During the first quarter of 2016, we repurchased 27,675 notes, or $27.7 million in face value of notes, for $21.9 million in cash. The gain from early extinguishment of these notes was approximately $5.4 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
As of March 31, 2016, we were in compliance with the covenants of the related indenture.
Revolving Line of Credit and Term Loan
Our senior secured credit facility (the “Credit Facility”) consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of March 31, 2016, the interest rate on amounts outstanding under the Credit Facility was 2.18% and we were in compliance with the covenants of the Credit Facility.
Required principal amortization payments under the Term Loan are as follows:

Dollars in thousands	Repayment Amount
Remainder of 2016	$10,313
2017	15,000
2018	18,750
2019	90,000
Total	$134,063

Credit Ratings
On February 9, 2016, Standards and Poor's revised their credit outlook for our debt from stable to negative and downgraded the ratings assigned to our debt as follows:

•	Corporate Credit Rating, to BB- from BB+; and

•	Issue-level Ratings on Unsecured Notes, to B from BB-.
On February 19, 2016, Moody's Investor Services revised their credit outlook for our debt from stable to negative and downgraded the ratings assigned to our debt as follows:

•	Corporate Family Rating, to Ba3 from Ba2; and

•	Senior Unsecured Regular Bond/Debenture, to B1 (LGD5) from Ba3 (LGD5).

Our credit rating may change periodically due to current events related to our business, industry or other exogenous factors that have an impact on our rating agencies’ expectations of, or confidence in, the future performance of our business relative to their determination of our ability to satisfy the balance of our debt obligations and may be more susceptible to changing during periods of greater uncertainty. Notwithstanding recent actions by the rating agencies, we believe that our existing cash and cash equivalents and amounts available to us under the Credit Facility, provide sufficient funds to meet the cash and capital requirements of our business. We believe the impact of the downgrades would result in a higher cost of debt but would not severely limit our ability to access debt markets if we felt it was necessary to do so.
Other Contingencies
Contractual Payment Obligations
Significant changes to our contractual payment obligations as disclosed in our 2015 Form 10-K, as of March 31, 2016, are as follows:

Dollars in thousands	Total	Remaining in 2016	2017 & 2018	2019 & 2020	2021 & Beyond
Long-term debt and other(1)	$805,910	$130,313	$33,750	$410,614	$231,233
Contractual interest on long-term debt	$129,031	$24,616	$65,644	$31,979	$6,792
Total estimated movie content commitments(2)	$488,689	$314,490	$174,199	$—	$—

(1)	See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

(2)	See Note 14: Commitments and Contingencies in our Notes to Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2015 Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
There have been no material changes to the critical accounting policies previously disclosed in our 2015 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our reported market risks and risk management policies since the filing of our 2015 Form 10-K.
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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014. The plaintiffs appealed on January 7, 2015. Oral argument was held November 10, 2015. The Appellate Court affirmed the trial court’s rulings on January 11, 2016. Plaintiffs filed a petition for review with the Illinois Supreme Court on February 16, 2016, and Redbox filed an answer on March 8, 2016. We continue to believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter should plaintiff seek further appellate review. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our 2015 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2016:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value (in thousands) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/16 - 1/31/16	804	$35.41	—	$256,407
2/1/16 - 2/29/16	46,154	$29.98	—	$256,407
3/1/16 - 3/31/16	351	$34.67	—	$256,407
	47,309		—

(1)
Represents shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

On January 4, 2016, we issued 50,000 shares of unregistered restricted common stock to Paramount Home Entertainment Inc. (Paramount") as partial consideration for the extension of our existing revenue sharing license agreement with Paramount. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) Paramount represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) Paramount represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description of Document

4.1	First Amendment to Third Amended and Restated Credit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
April 28, 2016