Form 10-Q
period 2016-06-30
OUTERWALL INC
filed 2016-07-28
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2016
Common Stock, $0.001 par value	17,215,600

OUTERWALL INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$199,048	$222,549
Accounts receivable, net of allowances of $806 and $1,272	25,386	38,464
Content library	147,815	188,490
Prepaid expenses and other current assets	47,122	51,368
Total current assets	419,371	500,871
Property and equipment, net	270,414	316,013
Deferred income taxes	2,456	2,606
Goodwill and other intangible assets, net	532,934	540,514
Other long-term assets	1,489	2,207
Total assets	$1,226,664	$1,362,211
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$126,654	$184,010
Accrued payable to retailers	100,332	115,098
Other accrued liabilities	155,347	141,437
Current portion of long-term debt and other long-term liabilities	18,418	17,131
Total current liabilities	400,751	457,676
Long-term debt and other long-term liabilities (Note 7)	766,570	893,517
Deferred income taxes	13,442	33,092
Total liabilities	1,180,763	1,384,285
Commitments and contingencies (Note 14)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
37,272,647 and 36,720,579 shares issued;
17,209,584 and 16,607,516 shares outstanding;	489,879	485,163
Treasury stock	(1,149,261)	(1,151,063)
Retained earnings	707,138	643,452
Accumulated other comprehensive income (loss)	(1,855)	374
Total stockholders’ equity (deficit)	45,901	(22,074)
Total liabilities and stockholders’ equity (deficit)	$1,226,664	$1,362,211

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$518,027	$545,369	$1,053,983	$1,154,005
Expenses:
Direct operating(1)	351,581	369,619	727,548	774,803
Marketing	7,422	8,047	16,644	16,467
Research and development	1,317	2,039	2,362	4,123
General and administrative	47,681	48,783	95,451	97,339
Restructuring and related costs (Note 9)	401	—	3,676	15,851
Depreciation and other	33,988	45,174	70,106	87,860
Amortization of intangible assets	3,790	3,309	7,580	6,618
Goodwill impairment	—	85,890	—	85,890
Total expenses	446,180	562,861	923,367	1,088,951
Operating income (loss)	71,847	(17,492)	130,616	65,054
Other income (expense), net:
Loss from equity method investments, net	(208)	(133)	(415)	(265)
Interest expense, net	(10,301)	(12,183)	(10,543)	(24,254)
Other, net	223	642	1,452	(1,704)
Total other income (expense), net	(10,286)	(11,674)	(9,506)	(26,223)
Income (loss) from continuing operations before income taxes	61,561	(29,166)	121,110	38,831
Income tax expense	(21,013)	(18,185)	(42,111)	(44,027)
Income (loss) from continuing operations	40,548	(47,351)	78,999	(5,196)
Income (loss) from discontinued operations, net of tax	—	1,735	—	(4,821)
Net income (loss)	40,548	(45,616)	78,999	(10,017)
Foreign currency translation adjustment(2)	(1,680)	473	(2,229)	3,327
Comprehensive income (loss)	$38,868	$(45,143)	$76,770	$(6,690)

Income (loss) from continuing operations attributable to common shares (Note 11):
Basic	$38,615	$(47,472)	$75,665	$(5,465)
Diluted	$38,626	$(47,472)	$75,681	$(5,465)

Basic earnings (loss) per common share (Note 11):
Continuing operations	$2.39	$(2.66)	$4.69	$(0.30)
Discontinued operations	—	0.10	—	(0.27)
Basic earnings (loss) per common share	$2.39	$(2.56)	$4.69	$(0.57)

Diluted earnings (loss) per common share (Note 11):
Continuing operations	$2.38	$(2.66)	$4.67	$(0.30)
Discontinued operations	—	0.10	—	(0.27)
Diluted earnings (loss) per common share	$2.38	$(2.56)	$4.67	$(0.57)

Weighted average common shares used in basic and diluted per share calculations (Note 11):
Basic	16,149	17,848	16,122	18,057
Diluted	16,244	17,848	16,216	18,057

Dividends paid per common share	$0.60	$0.30	$0.90	$0.60

(1)
“Direct operating” excludes depreciation and other of $24.9 million and $51.1 million for the three and six months ended June 30, 2016, respectively, and $29.6 million and $58.0 million for the three and six months ended June 30, 2015, respectively.

(2)	Foreign currency translation adjustment had no tax effect for the three and six months ended June 30, 2016 and 2015, respectively.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance, March 31, 2016	17,228,741	$485,171	$(1,149,261)	$666,465	$(175)	$2,200
Adjustments related to tax withholding for share-based compensation	(1,174)	(47)	—	—	—	(47)
Share-based payments expense	(17,983)	4,360	—	—	—	4,360
Tax benefit on share-based compensation expense	—	395	—	—	—	395
Net income	—	—	—	40,548	—	40,548
Dividends	—	—	—	125	—	125
Foreign currency translation adjustment(1)	—	—	—	—	(1,680)	(1,680)
Balance, June 30, 2016	17,209,584	$489,879	$(1,149,261)	$707,138	$(1,855)	$45,901

(1)	Foreign currency translation adjustment had no tax effect for the three months ended June 30, 2016.

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2015	16,607,516	$485,163	$(1,151,063)	$643,452	$374	$(22,074)
Adjustments related to tax withholding for share-based compensation	(48,483)	(1,472)	—	—	—	(1,472)
Share-based payments expense	650,551	7,876	1,802	—	—	9,678
Tax deficiency on share-based compensation expense	—	(1,688)	—	—	—	(1,688)
Net income	—	—	—	78,999	—	78,999
Dividends	—	—	—	(15,313)	—	(15,313)
Foreign currency translation adjustment(1)	—	—	—	—	(2,229)	(2,229)
Balance, June 30, 2016	17,209,584	$489,879	$(1,149,261)	$707,138	$(1,855)	$45,901

(1)	Foreign currency translation adjustment had no tax effect for the six months ended June 30, 2016.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Activities:
Net income (loss)	$40,548	$(45,616)	$78,999	$(10,017)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and other	33,988	45,174	70,106	93,718
Amortization of intangible assets	3,790	3,309	7,580	6,662
Share-based payments expense	5,174	3,289	9,504	7,192
Windfall excess tax benefits related to share-based payments	—	(160)	—	(686)
Deferred income taxes	(10,736)	(1,392)	(18,558)	(3,939)
Restructuring, impairment and related costs(2)	—	—	361	1,680
Loss from equity method investments, net	208	133	415	265
Amortization of deferred financing fees and debt discount	613	692	1,251	1,385
Gain from early extinguishment of debt	(418)	—	(11,446)	—
Goodwill impairment	—	85,890	—	85,890
Other	(244)	383	(280)	(816)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	6,322	3,254	13,185	15,077
Content library	7,723	24,703	40,849	34,659
Prepaid expenses and other current assets	(759)	(18,976)	5,263	(22,082)
Other assets	170	154	333	322
Accounts payable	(17,055)	(20,617)	(52,460)	(17,697)
Accrued payable to retailers	10,248	6,931	(14,398)	(11,510)
Other accrued liabilities	(4,552)	(12,008)	11,521	1,112
Net cash flows from operating activities(1)	75,020	75,143	142,225	181,215
Investing Activities:
Purchases of property and equipment	(14,921)	(19,508)	(28,374)	(40,217)
Proceeds from sale of property and equipment	18	2,817	92	2,940
Net cash flows used in investing activities(1)	(14,903)	(16,691)	(28,282)	(37,277)
Financing Activities:
Proceeds from new borrowing on Credit Facility	91,000	77,000	176,000	112,000
Principal payments on Credit Facility	(135,687)	(68,875)	(244,000)	(185,750)
Repurchases of notes (Note 7)	(2,179)	—	(47,507)	—
Repurchases of common stock	—	(22,023)	—	(62,731)
Dividends paid	(10,084)	(5,417)	(15,122)	(11,019)
Principal payments on capital lease obligations and other debt	(1,451)	(3,033)	(3,077)	(6,278)
Windfall excess tax benefits related to share-based payments	—	160	—	686
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(47)	1,887	(1,472)	(1,201)
Net cash flows used in financing activities(1)	(58,448)	(20,301)	(135,178)	(154,293)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Effect of exchange rate changes on cash	(1,471)	1,623	(2,266)	5,367
Change in cash and cash equivalents	198	39,774	(23,501)	(4,988)
Cash and cash equivalents:
Beginning of period	198,850	197,934	222,549	242,696
End of period	$199,048	$237,708	$199,048	$237,708
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,620	$10,933	$20,670	$22,846
Cash paid during the period for income taxes, net	$38,890	$53,905	$40,951	$66,896
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$1,146	$257	$2,902	$977
Purchases of property and equipment included in ending accounts payable	$654	$4,436	$654	$4,436

(1)
During the first quarter of 2015 we discontinued our Redbox operations in Canada. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in the 2015 periods presented. See Note 10: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

(2)
The non-cash restructuring, impairment and related costs in the six months ended June 30, 2015 of $1.7 million is composed of $6.9 million in impairments of lease related assets partially offset by a $5.2 million benefit resulting from the lease termination.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this ASU do not change the core revenue recognition principles, but provide guidance on certain narrow areas and add practical expedients. Early adoption is permitted to the original effective date of annual reporting periods beginning after December 15, 2016 for ASU 2014-09 and the related amendments and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of ASU 2014-09 and the related amendments.
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

Our kiosks are located primarily in supermarkets, drug stores, mass merchants, convenience stores, financial institutions, malls and restaurants. Our kiosk and location counts as of June 30, 2016, are as follows:

	Kiosks	Locations
Redbox	39,970	32,710
Coinstar	20,810	19,560
ecoATM	2,460	2,230
Total	63,240	54,500
Note 3: Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $199.0 million and $222.5 million at June 30, 2016, and December 31, 2015, respectively. Of this total, cash equivalents were $5.1 million and $2.7 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at June 30, 2016, and December 31, 2015, were $74.7 million and $83.3 million, respectively that we identified for settling our accrued payables to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at June 30, 2016, and December 31, 2015, were $41.7 million and $46.2 million, respectively in cash and cash equivalents held in financial institutions domestically and $7.7 million and $9.0 million, respectively in cash and cash equivalents held in foreign financial institutions.
Note 4: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets:

Dollars in thousands	June 30, 2016	December 31, 2015
Spare parts	$11,616	$9,780
Licenses	5,744	6,394
Electronic devices inventory	10,427	7,846
Income taxes receivable	1,953	9,517
Prepaid rent	1,365	1,043
DVD cases and labels	1,648	1,371
Other	14,369	15,417
Total prepaid and other current assets	$47,122	$51,368
Other accrued liabilities consist of the following:

Dollars in thousands	June 30, 2016	December 31, 2015
Payroll related expenses	$34,779	$40,676
Studio revenue share and other content related expenses	36,052	28,964
Business taxes	15,591	16,080
Insurance	13,549	13,594
Deferred revenue	12,498	11,201
Income taxes payable	13,372	16
Accrued interest expense	6,192	6,913
Accrued early lease termination and sublease expenses	3,859	4,991
Service contract provider expenses	5,288	4,070
Deferred rent expense	2,044	1,728
Other	12,123	13,204
Total other accrued liabilities	$155,347	$141,437

Note 5: Property and Equipment

Dollars in thousands	June 30, 2016	December 31, 2015
Kiosks and components	$1,162,872	$1,163,210
Computers, servers, and software	195,809	193,507
Leasehold improvements	22,497	22,663
Office furniture and equipment	7,248	7,047
Vehicles	4,585	5,118
Property and equipment, at cost	1,393,011	1,391,545
Accumulated depreciation and amortization	(1,122,597)	(1,075,532)
Property and equipment, net	$270,414	$316,013
Note 6: Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follow:

Dollars in thousands	June 30, 2016	December 31, 2015
Goodwill	$473,417	$473,417
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
To evaluate whether it is more likely than not that the fair value of each of our reporting units are less than their respective carrying amounts as of June 30, 2016, we considered all relevant events and circumstances including, but not limited to, the performance of our reporting units compared to the estimates used in our most recent quantitative analysis, changes in our average market capitalization, and the excess of fair value for each of our reporting units over the carrying amounts of each of our reporting units as indicated by the first step of the goodwill impairment test completed in the fourth quarter of 2015. There have not been any events or changes in circumstances that we believe would more likely than not reduce the fair value of any of our reporting units below their carrying amounts.
On March 14, 2016, we announced that our Board of Directors has initiated a process to explore strategic and financial alternatives to maximize shareholder value. As a result of the exploration of strategic and financial alternatives, on July 24, 2016, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of certain funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”), a leading global alternative investment manager, pursuant to which the Apollo Funds will acquire all of the outstanding shares of Outerwall common stock for $52.00 per share in cash. The transaction will be completed through an all-cash tender offer. See Note 17: Subsequent Events for additional information. Through this process we did not obtain any additional information regarding the fair value of our reporting units that would indicate the fair value of any of our reporting units were individually below their carrying amounts.

Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	June 30, 2016	December 31, 2015
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(29,217)	(27,212)
Retailer relationships, net		24,078	26,083
Developed technology	3 - 5 years	36,000	36,000
Accumulated amortization		(20,277)	(16,544)
Developed technology, net		15,723	19,456
Trade names	5 - 10 years	20,000	20,000
Accumulated amortization		(4,433)	(3,133)
Trade names, net		15,567	16,867
Other	1 - 40 years	10,800	10,800
Accumulated amortization		(6,651)	(6,109)
Other, net		4,149	4,691
Total intangible assets, net		$59,517	$67,097
Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2016	2015	2016	2015
Retailer relationships	$1,002	$1,003	$2,005	$2,006
Developed technology	1,867	1,700	3,733	3,400
Trade names	650	300	1,300	600
Other	271	306	542	656
Total amortization of intangible assets	3,790	3,309	7,580	6,662
Less: amortization included in discontinued operations	—	—	—	(44)
Total amortization of intangible assets from continuing operations	$3,790	$3,309	$7,580	$6,618
Assuming no future impairment, the expected future amortization as of June 30, 2016, is as follows:

Dollars in thousands	Total
Remainder of 2016	$7,580
2017	15,160
2018	11,598
2019	6,213
2020	5,819
Thereafter	13,147
Total expected amortization	$59,517

Note 7: Debt and Other Long-Term Liabilities

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset Retirement Obligations	Other Long-term Liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of June 30, 2016:
Principal	$320,614	$228,598	$129,375	$80,000	$758,587
Unamortized discount and deferred financing fees(1)	(2,922)	(3,234)	(224)	(1,968)	(8,348)
Total	317,692	225,364	129,151	78,032	750,239	$5,531	$9,438	$19,780	$784,988
Less: current portion	—	—	(15,000)	—	(15,000)	(3,418)	—	—	(18,418)
Total long-term portion	$317,692	$225,364	$114,151	$78,032	$735,239	$2,113	$9,438	$19,780	$766,570

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset Retirement Obligations	Other Long-term Liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of December 31, 2015:
Principal	$350,000	$258,908	$136,875	$140,500	$886,283
Unamortized discount and deferred financing fees(1)	(3,770)	(4,083)	(260)	(2,300)	(10,413)
Total	346,230	254,825	136,615	138,200	875,870	$5,889	$9,412	$19,477	$910,648
Less: current portion	—	—	(13,125)	—	(13,125)	(4,006)	—	—	(17,131)
Total long-term portion	$346,230	$254,825	$123,490	$138,200	$862,745	$1,883	$9,412	$19,477	$893,517

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

Interest Expense

Dollars in thousands	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash interest expense	$10,141	$11,499	$20,795	$22,894
Amortization of debt discount and deferred financing fees	613	692	1,251	1,385
Total cash and non-cash interest expense	10,754	12,191	22,046	24,279
Gain from early extinguishment of debt	(418)	—	(11,446)	—
Total interest expense	$10,336	$12,191	$10,600	$24,279
2019 Notes
On March 12, 2013, we entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “2019 Notes”) at par for proceeds, net of expenses, of $343.8 million. Each of our direct and indirect U.S. subsidiaries guarantees the 2019 Notes.
During the second quarter of 2016, no notes were repurchased. During the six months ended June 30, 2016, we repurchased 29,386 notes, or $29.4 million in face value of notes, for $23.4 million in cash. The gain from early extinguishment of these notes was approximately $5.6 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
As of June 30, 2016, we were in compliance with the covenants of the related indenture.

2021 Notes
On June 9, 2014, we entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the “2021 Notes”) at par for proceeds, net of expenses, of $294.0 million. Each of our direct and indirect U.S. subsidiaries guarantees the 2021 Notes.
During the second quarter of 2016, we repurchased 2,635 notes, or $2.6 million in face value of notes, for $2.2 million in cash. The gain from early extinguishment of these notes was approximately $0.4 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
During the six months ended June 30, 2016, we repurchased 30,310 notes, or $30.3 million in face value of notes, for $24.1 million in cash. The gain from early extinguishment of these notes was approximately $5.8 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
As of June 30, 2016, we were in compliance with the covenants of the related indenture.
Revolving Line of Credit and Term Loan
Our senior secured credit facility (the “Credit Facility”) consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swing line loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of June 30, 2016, the interest rate on amounts outstanding under the Credit Facility was 2.20% and we were in compliance with the covenants of the Credit Facility.
Required principal amortization payments under the Term Loan are as follows:

Dollars in thousands	Repayment Amount
Remainder of 2016	$7,500
2017	15,000
2018	20,625
2019	86,250
Total	$129,375

Note 8: Share-Based Payments
We currently grant share-based awards to our executives, non-employee directors and employees under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
Certain information regarding our share-based payments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2016	2015	2016	2015
Share-based payments expense:
Share-based compensation - stock options	$33	$40	$80	$181
Share-based compensation - restricted stock	4,452	2,039	7,982	4,598
Share-based payments for content arrangements	813	1,241	1,628	2,482
Total share-based payments expense	$5,298	$3,320	$9,690	$7,261
Tax benefit on share-based payments expense	$2,066	$1,289	$3,774	$2,807

	June 30, 2016
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$83	0.7 years
Share-based compensation - restricted stock	18,349	2.4 years
Share-based payments for content arrangements	1,264	0.4 years
Total unrecognized share-based payments expense	$19,696
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
We estimate forfeitures for restricted stock awards and recognize share-based compensation expense for only those awards expected to vest.

The following table presents a summary of restricted stock award activity for 2016:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2015	556	$65.86
Granted	746	26.86
Vested	(155)	64.45
Forfeited	(148)	50.73
Non-vested, June 30, 2016	999	39.21
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
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards is recognized net of forfeitures, and cash payments are made in accordance with the awards' vesting schedule, generally on a monthly basis. We recognized $0.8 million in expense associated with the issuance of rights to receive cash for the six months ended June 30, 2016. The expected future recognition of expense associated with the rights to receive cash as of June 30, 2016 is as follows:

Dollars in thousands	Expected Expense
Remainder of 2016	$594
2017	146
Remaining total expected expense	$740
Note 9: Restructuring
2016 Restructuring
During the first half of 2016, we recorded restructuring charges arising from implementing actions to further align costs with revenues in our continuing operations primarily through workforce reductions across the company.
We do not expect significant future restructuring charges related to our first half 2016 restructuring activities.
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

•	Implementing actions to further align costs with revenues in our continuing operations primarily through workforce reductions across the company and subleasing a floor of a corporate facility.

The total amount incurred for restructuring and related costs from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2016	2015	2016	2015
Redbox
Severance	$14	$—	$2,125	$3,701
Lease termination and related costs (excluding related asset impairments)	—	—	297	4,567
Total Redbox restructuring costs	14	—	2,422	8,268
Coinstar
Severance	3	—	408	492
Lease termination and related costs (excluding related asset impairments)	—	—	57	24
Total Coinstar restructuring costs	3	—	465	516
ecoATM
Severance	384	—	782	127
Lease termination and related costs (excluding related asset impairments)	—	—	7	—
Total ecoATM restructuring costs	384	—	789	127
Total restructuring costs in continuing operations	401	—	3,676	8,911
Impairment of lease related assets	—	—	—	6,940
Total restructuring and related costs from continuing operations	$401	$—	$3,676	$15,851
A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance Expense	Lease Termination Costs
Beginning Balance - January 1, 2016	$1,385	$4,991
Costs charged to expense	3,315	361
Costs paid or otherwise settled	(4,629)	(1,493)
Ending Balance - June 30, 2016	$71	$3,859
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

The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

	Three Months Ended	Six Months Ended
Dollars in thousands	June 30, 2015	June 30, 2015
Major classes of line items constituting pretax loss of discontinued operations:
Revenue	$—	$1,557
Direct operating	35	4,304
Marketing	(17)	112
General and administrative	35	154
Restructuring and related costs	—	522
Depreciation and other	—	5,858
Amortization of intangible assets	—	44
Other expense, net	166	(4,329)
Pretax gain (loss) of discontinued operations related to major classes of pretax loss	113	(13,766)
Income tax benefit(1)	1,622	8,945
Net income (loss) on discontinued operations	$1,735	$(4,821)

(1)	The income tax benefit for the three months and six months ended June 30, 2015 includes a benefit on the rate differential between the U.S. and Canada.
Significant operating and investing cash flows of Redbox Canada were as follows:

	Three Months Ended	Six Months Ended
Dollars in thousands	June 30, 2015	June 30, 2015
Net income (loss) on discontinued operations	$1,735	$(4,821)
Adjustments to reconcile net gain (loss) to net cash flows from operating activities:
Depreciation and amortization	—	5,902
Content library	148	3,212
Prepaid and other current assets	690	1,234
Accounts payable	(1,095)	(2,716)
Accrued payables to retailers	—	(155)
Other accrued liabilities	(585)	(617)
Net cash flows from operating activities	$893	$2,039
Investing activities:
Purchase of property, plant and equipment	—	(278)
Total cash flows used in investing activities	$—	$(278)

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
Basic and diluted weighted average shares were the same for the three and six month periods ended June 30, 2015, as the effects of potentially dilutive securities were antidilutive due to our net loss position. Our calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2016	2015	2016	2015
Numerator
Income (loss) from continuing operations	$40,548	$(47,351)	$78,999	$(5,196)
Income (loss) from discontinued operations, net of tax	—	1,735	—	(4,821)
Net income (loss)	$40,548	$(45,616)	$78,999	$(10,017)

Income from continuing operations	$40,548	$(47,351)	$78,999	$(5,196)
Dividends and undistributed income allocated to participating shares	(1,933)	(121)	(3,334)	(269)
Income from continuing operations to common shares - basic	38,615	(47,472)	75,665	(5,465)
Effect of reallocating undistributed income from continuing operations to participating shares	11	—	16	—
Income from continuing operations to common shares - diluted	$38,626	$(47,472)	$75,681	$(5,465)

Denominator
Weighted average common shares - basic	16,149	17,848	16,122	18,057
Dilutive effect of share-based payment awards	95	—	94	—
Weighted average common shares - diluted(1)	16,244	17,848	16,216	18,057

Basic earnings (loss) per common share:
Continuing operations	$2.39	$(2.66)	$4.69	$(0.30)
Discontinued operations	—	0.10	—	(0.27)
Basic earnings (loss) per common share	$2.39	$(2.56)	$4.69	$(0.57)

Diluted earnings (loss) per common share:
Continuing operations	$2.38	$(2.66)	$4.67	$(0.30)
Discontinued operations	—	0.10	—	(0.27)
Diluted earnings (loss) per common share	$2.38	$(2.56)	$4.67	$(0.57)

Stock options and share-based awards not included in diluted EPS calculation because their effect would have be antidilutive	248	14	121	16

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
On November 10, 2015, we acquired certain assets and liabilities of Gazelle, Inc. ("Gazelle"). Results of operations for Gazelle are included in ecoATM for the three and six months ended June 30, 2016.
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

Dollars in thousands
Three Months Ended June 30, 2016	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$389,059	$84,168	$44,800	$—	$—	$518,027
Expenses:
Direct operating	271,731	42,095	37,291	83	381	351,581
Marketing	3,919	399	3,058	7	39	7,422
Research and development	—	—	1,194	—	123	1,317
General and administrative	31,325	8,494	3,573	2	4,287	47,681
Restructuring and related costs (Note 9)	14	3	384	—	—	401
Segment operating income (loss)	82,070	33,177	(700)	(92)	(4,830)	109,625
Less: depreciation, amortization and other	(21,806)	(7,595)	(8,398)	21	—	(37,778)
Operating income (loss)	60,264	25,582	(9,098)	(71)	(4,830)	71,847
Loss from equity method investments, net	—	—	—	—	(208)	(208)
Interest expense, net	—	—	—	—	(10,301)	(10,301)
Other, net	—	—	—	—	223	223
Income (loss) from continuing operations before income taxes	$60,264	$25,582	$(9,098)	$(71)	$(15,116)	$61,561

Dollars in thousands
Three Months Ended June 30, 2015	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$438,976	$80,279	$26,062	$52	$—	$545,369
Expenses:
Direct operating	301,444	39,358	27,227	1,078	512	369,619
Marketing	4,266	1,232	2,149	258	142	8,047
Research and development	—	—	1,549	1	489	2,039
General and administrative	34,336	7,768	2,094	2,644	1,941	48,783
Goodwill impairment	—	—	85,890	—	—	85,890
Segment operating income (loss)	98,930	31,921	(92,847)	(3,929)	(3,084)	30,991
Less: depreciation, amortization and other	(33,063)	(8,437)	(6,305)	(678)	—	(48,483)
Operating income (loss)	65,867	23,484	(99,152)	(4,607)	(3,084)	(17,492)
Loss from equity method investments, net	—	—	—	—	(133)	(133)
Interest expense, net	—	—	—	—	(12,183)	(12,183)
Other, net	—	—	—	—	642	642
Income (loss) from continuing operations before income taxes	$65,867	$23,484	$(99,152)	$(4,607)	$(14,758)	$(29,166)

Dollars in thousands
Six Months Ended June 30, 2016	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$810,547	$156,547	$86,889	$—	$—	$1,053,983
Expenses:
Direct operating	570,732	80,740	75,185	169	722	727,548
Marketing	7,743	1,174	7,638	12	77	16,644
Research and development	—	—	2,129	—	233	2,362
General and administrative	63,354	16,358	7,575	349	7,815	95,451
Restructuring and related costs (Note 9)	2,422	465	789	—	—	3,676
Segment operating income (loss)	166,296	57,810	(6,427)	(530)	(8,847)	208,302
Less: depreciation, amortization and other	(46,101)	(15,004)	(16,602)	21	—	(77,686)
Operating income (loss)	120,195	42,806	(23,029)	(509)	(8,847)	130,616
Loss from equity method investments, net	—	—	—	—	(415)	(415)
Interest expense, net	—	—	—	—	(10,543)	(10,543)
Other, net	—	—	—	—	1,452	1,452
Income (loss) from continuing operations before income taxes	$120,195	$42,806	$(23,029)	$(509)	$(18,353)	$121,110

Dollars in thousands
Six Months Ended June 30, 2015	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$958,509	$149,609	$45,811	$76	$—	$1,154,005
Expenses:
Direct operating	644,379	76,621	50,033	2,269	1,501	774,803
Marketing	9,091	2,410	3,879	578	509	16,467
Research and development	—	—	3,005	(84)	1,202	4,123
General and administrative	68,071	15,563	4,062	5,151	4,492	97,339
Restructuring and related costs (Note 9)	15,174	550	127	—	—	15,851
Goodwill impairment	—	—	85,890	—	—	85,890
Segment operating income (loss)	221,794	54,465	(101,185)	(7,838)	(7,704)	159,532
Less: depreciation, amortization and other	(64,670)	(16,255)	(12,207)	(1,346)	—	(94,478)
Operating income (loss)	157,124	38,210	(113,392)	(9,184)	(7,704)	65,054
Loss from equity method investments, net	—	—	—	—	(265)	(265)
Interest expense, net	—	—	—	—	(24,254)	(24,254)
Other, net	—	—	—	—	(1,704)	(1,704)
Income (loss) from continuing operations before income taxes	$157,124	$38,210	$(113,392)	$(9,184)	$(33,927)	$38,831
Significant Retailer Relationships
Kiosks at the following retailers accounted for 10% or more of our consolidated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Wal-Mart Stores Inc.	16.7%	16.4%	16.4%	16.4%
Walgreen Co.	12.4%	13.5%	13.1%	14.0%
The Kroger Company	9.6%	10.0%	9.6%	9.9%
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

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis
Money Market Demand Accounts and Investment Grade Fixed Income Securities
The fair value for our money market demand accounts and investment grade fixed income securities falls under Level 1 of the fair value hierarchy based on quoted market prices. The fair value of these assets is included in cash and cash equivalents on our Consolidated Balance Sheets on a recurring basis. The following table presents the fair values of our money market demand accounts and investment grade fixed income securities as of the dates specified below:

	Level 1
Dollars in thousands	June 30, 2016	December 31, 2015
Money market demand accounts and investment grade fixed income securities	$5,056	$2,743
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
We estimated the fair value of our senior unsecured notes due 2019 and 2021 outstanding using quoted market prices by independent dealers. We have reported the carrying value, face value less the unamortized debt discount and deferred financing fees, of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets. The following table presents the approximate fair values of the 2019 Notes and 2021 Notes as of the dates specified below:

	Level 2
Dollars in thousands	June 30, 2016	December 31, 2015
2019 Notes	$293,000	$312,000
2021 Notes	$194,000	$213,000
Note 14: Commitments and Contingencies
Content License Agreements
We have entered into certain license agreements to obtain content for movie and video game rentals. Total estimated movie content commitments as of June 30, 2016, is presented in the following table:

Dollars in thousands
	Total	Remaining in 2016	2017	2018
Total estimated movie content commitments	$460,681	$226,902	$224,136	$9,643
Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014. The plaintiffs appealed on January 7, 2015. Oral argument was held November 10, 2015. The Appellate Court affirmed the trial court’s rulings on January 11, 2016. Plaintiffs filed a petition for review with the Illinois Supreme Court on February 16, 2016, and Redbox filed an answer on March 8, 2016. The Illinois Supreme Court denied Plaintiffs petition on May 25, 2016. We continue to believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter should plaintiff seek further appellate review. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Note 15: Guarantor Subsidiaries
Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of June 30, 2016
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$152,729	$17,455	$28,864	$—	$199,048
Accounts receivable, net of allowances	1,640	23,663	83	—	25,386
Content library	—	147,815	—	—	147,815
Prepaid expenses and other current assets	12,501	34,291	330	—	47,122
Intercompany receivables	15,212	636,566	1,207	(652,985)	—
Total current assets	182,082	859,790	30,484	(652,985)	419,371
Property and equipment, net	87,236	170,440	12,738	—	270,414
Deferred income taxes	—	—	2,456	—	2,456
Goodwill and other intangible assets, net	249,696	283,238	—	—	532,934
Other long-term assets	377	1,001	111	—	1,489
Investment in related parties	974,379	28,373	—	(1,002,752)	—
Total assets	$1,493,770	$1,342,842	$45,789	$(1,655,737)	$1,226,664
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,857	$117,574	$223	$—	$126,654
Accrued payable to retailers	68,924	25,048	6,360	—	100,332
Other accrued liabilities	65,424	89,249	674	—	155,347
Current portion of long-term debt and other long-term liabilities	18,193	5	220	—	18,418
Intercompany payables	527,722	115,511	9,752	(652,985)	—
Total current liabilities	689,120	347,387	17,229	(652,985)	400,751
Long-term debt and other long-term liabilities	747,114	19,294	162	—	766,570
Deferred income taxes	11,634	1,784	24	—	13,442
Total liabilities	1,447,868	368,465	17,415	(652,985)	1,180,763
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	3,000	(3,000)	—
Common stock	604,392	252,512	4,635	(371,660)	489,879
Treasury stock	(1,149,261)	—	—	—	(1,149,261)
Retained earnings	591,844	721,865	21,521	(628,092)	707,138
Accumulated other comprehensive income (loss)	(1,073)	—	(782)	—	(1,855)
Total stockholders’ equity	45,902	974,377	28,374	(1,002,752)	45,901
Total liabilities and stockholders’ equity	$1,493,770	$1,342,842	$45,789	$(1,655,737)	$1,226,664

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of December 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$160,167	$19,372	$43,010	$—	$222,549
Accounts receivable, net of allowances	3,983	33,269	1,212	—	38,464
Content library	—	188,490	—	—	188,490
Prepaid expenses and other current assets	17,720	33,049	599	—	51,368
Intercompany receivables	35,654	527,996	426	(564,076)	—
Total current assets	217,524	802,176	45,247	(564,076)	500,871
Property and equipment, net	97,659	204,081	14,273	—	316,013
Deferred income taxes	—	—	2,606	—	2,606
Goodwill and other intangible assets, net	249,703	290,811	—	—	540,514
Other long-term assets	747	1,293	167	—	2,207
Investment in related parties	921,456	27,798	—	(949,254)	—
Total assets	$1,487,089	$1,326,159	$62,293	$(1,513,330)	$1,362,211
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$16,127	$167,694	$189	$—	$184,010
Accrued payable to retailers	71,947	30,157	12,994	—	115,098
Other accrued liabilities	57,025	82,401	2,011	—	141,437
Current portion of long-term debt and other long-term liabilities	16,832	—	299	—	17,131
Intercompany payables	459,789	85,487	18,800	(564,076)	—
Total current liabilities	621,720	365,739	34,293	(564,076)	457,676
Long-term debt and other long-term liabilities	873,476	19,882	159	—	893,517
Deferred income taxes	13,965	19,083	44	—	33,092
Total liabilities	1,509,161	404,704	34,496	(564,076)	1,384,285
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock	—	—	3,000	(3,000)	—
Common stock	599,675	252,727	4,636	(371,875)	485,163
Treasury stock	(1,151,063)	—	—	—	(1,151,063)
Retained earnings	530,140	668,728	18,963	(574,379)	643,452
Accumulated other comprehensive income (loss)	(824)	—	1,198	—	374
Total stockholders’ equity (deficit)	(22,072)	921,455	27,797	(949,254)	(22,074)
Total liabilities and stockholders’ equity (deficit)	$1,487,089	$1,326,159	$62,293	$(1,513,330)	$1,362,211

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended June 30, 2016
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$73,700	$433,859	$10,468	$—	$518,027
Expenses:
Direct operating	37,633	309,105	4,843	—	351,581
Marketing	410	7,010	2	—	7,422
Research and development	—	1,317	—	—	1,317
General and administrative	11,949	35,529	203	—	47,681
Restructuring and related costs	3	398	—	—	401
Depreciation and other	6,547	26,417	1,024	—	33,988
Amortization of intangible assets	4	3,786	—	—	3,790
Total expenses	56,546	383,562	6,072	—	446,180
Operating income	17,154	50,297	4,396	—	71,847
Other income (expense), net:
Loss from equity method investments, net	(208)	—	—	—	(208)
Interest income (expense), net	(2,715)	(7,539)	(47)	—	(10,301)
Other, net	3,229	122	(3,128)	—	223
Total other income (expense), net	306	(7,417)	(3,175)	—	(10,286)
Income from continuing operations before income taxes	17,460	42,880	1,221	—	61,561
Income tax expense	(6,850)	(13,944)	(219)	—	(21,013)
Income from continuing operations	10,610	28,936	1,002	—	40,548
Equity in income of subsidiaries	29,938	1,002	—	(30,940)	—
Net income (loss)	40,548	29,938	1,002	(30,940)	40,548
Foreign currency translation adjustment(1)	(51)	—	(1,629)	—	(1,680)
Comprehensive income (loss)	$40,497	$29,938	$(627)	$(30,940)	$38,868

(1)	Foreign currency translation adjustment had no tax effect for the three months ended June 30, 2016.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended June 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$68,687	$465,039	$11,643	$—	$545,369
Expenses:
Direct operating	35,397	328,952	5,270	—	369,619
Marketing	1,477	6,543	27	—	8,047
Research and development	1	2,038	—	—	2,039
General and administrative	11,767	36,820	196	—	48,783
Restructuring and related costs	—	—	—	—	—
Depreciation and other	8,051	36,063	1,060	—	45,174
Amortization of intangible assets	4	3,305	—	—	3,309
Goodwill impairment	—	85,890	—	—	85,890
Total expenses	56,697	499,611	6,553	—	562,861
Operating income	11,990	(34,572)	5,090	—	(17,492)
Other income (expense), net:
Loss from equity method investments, net	(133)	—	—	—	(133)
Interest income (expense), net	(12,485)	317	(15)	—	(12,183)
Other, net	3,142	80	(2,580)	—	642
Total other income (expense), net	(9,476)	397	(2,595)	—	(11,674)
Income (loss) from continuing operations before income taxes	2,514	(34,175)	2,495	—	(29,166)
Income tax benefit (expense)	5,981	(23,736)	(430)	—	(18,185)
Income (loss) from continuing operations	8,495	(57,911)	2,065	—	(47,351)
Income (loss) from discontinued operations, net of tax	(856)	1,221	1,370	—	1,735
Equity in income of subsidiaries	(53,255)	3,435	—	49,820	—
Net income (loss)	(45,616)	(53,255)	3,435	49,820	(45,616)
Foreign currency translation adjustment(1)	638	—	(165)	—	473
Comprehensive income (loss)	$(44,978)	$(53,255)	$3,270	$49,820	$(45,143)

(1)	Foreign currency translation adjustment had no tax effect for the three months ended June 30, 2015.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Six Months Ended June 30, 2016
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$135,946	$897,436	$20,601	$—	$1,053,983
Expenses:
Direct operating	71,989	646,046	9,513	—	727,548
Marketing	1,209	15,433	2	—	16,644
Research and development	—	2,362	—	—	2,362
General and administrative	22,863	72,193	395	—	95,451
Restructuring and related costs	465	3,211	—	—	3,676
Depreciation and other	12,961	55,130	2,015	—	70,106
Amortization of intangible assets	7	7,573	—	—	7,580
Total expenses	109,494	801,948	11,925	—	923,367
Operating income	26,452	95,488	8,676	—	130,616
Other income (expense), net:
Loss from equity method investments, net	(415)	—	—	—	(415)
Interest income (expense), net	5,232	(15,681)	(94)	—	(10,543)
Other, net	5,995	509	(5,052)	—	1,452
Total other income (expense), net	10,812	(15,172)	(5,146)	—	(9,506)
Income from continuing operations before income taxes	37,264	80,316	3,530	—	121,110
Income tax expense	(14,672)	(26,630)	(809)	—	(42,111)
Income from continuing operations	22,592	53,686	2,721	—	78,999
Equity in income of subsidiaries	56,407	2,721	—	(59,128)	—
Net income (loss)	78,999	56,407	2,721	(59,128)	78,999
Foreign currency translation adjustment(1)	(249)	—	(1,980)	—	(2,229)
Comprehensive income	$78,750	$56,407	$741	$(59,128)	$76,770

(1)	Foreign currency translation adjustment had no tax effect for the six months ended June 30, 2016.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Six Months Ended June 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$127,497	$1,004,320	$22,188	$—	$1,154,005
Expenses:
Direct operating	69,123	695,363	10,317	—	774,803
Marketing	2,991	13,449	27	—	16,467
Research and development	(83)	4,206	—	—	4,123
General and administrative	23,823	73,115	401	—	97,339
Restructuring and related costs	551	15,300	—	—	15,851
Depreciation and other	12,700	73,046	2,114	—	87,860
Amortization of intangible assets	7	6,611	—	—	6,618
Goodwill impairment	—	85,890	—	—	85,890
Total expenses	109,112	966,980	12,859	—	1,088,951
Operating income	18,385	37,340	9,329	—	65,054
Other income (expense), net:
Loss from equity method investments, net	(265)	—	—	—	(265)
Interest income (expense), net	(24,881)	692	(65)	—	(24,254)
Other, net	5,578	64	(7,346)	—	(1,704)
Total other income (expense), net	(19,568)	756	(7,411)	—	(26,223)
Income (loss) from continuing operations before income taxes	(1,183)	38,096	1,918	—	38,831
Income tax benefit (expense)	5,433	(49,046)	(414)	—	(44,027)
Income (loss) from continuing operations	4,250	(10,950)	1,504	—	(5,196)
Income (loss) from discontinued operations, net of tax	668	(27,833)	22,344	—	(4,821)
Equity in income of subsidiaries	(14,935)	23,848	—	(8,913)	—
Net income (loss)	(10,017)	(14,935)	23,848	(8,913)	(10,017)
Foreign currency translation adjustment(1)	574	—	2,753	—	3,327
Comprehensive income (loss)	$(9,443)	$(14,935)	$26,601	$(8,913)	$(6,690)

(1)	Foreign currency translation adjustment had no tax effect for the six months ended June 30, 2015.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30, 2016
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$78,999	$56,407	$2,721	$(59,128)	$78,999
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	12,961	55,130	2,015	—	70,106
Amortization of intangible assets	7	7,573	—	—	7,580
Share-based payments expense	6,984	2,520	—	—	9,504
Deferred income taxes	(1,559)	(17,300)	301	—	(18,558)
Restructuring, impairment and related costs	57	304	—	—	361
Loss from equity method investment, net	415	—	—	—	415
Amortization of deferred financing fees and debt discount	1,251	—	—	—	1,251
Gain from early extinguishment of debt	(11,446)	—	—	—	(11,446)
Other	(242)	(38)	—	—	(280)
Equity in income of subsidiaries	(56,407)	(2,721)	—	59,128	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	2,343	9,605	1,237	—	13,185
Content library	—	40,849	—	—	40,849
Prepaid expenses and other current assets	5,229	(207)	241	—	5,263
Other assets	—	291	42	—	333
Accounts payable	(2,539)	(49,970)	49	—	(52,460)
Accrued payable to retailers	(3,022)	(5,109)	(6,267)	—	(14,398)
Other accrued liabilities	6,872	5,993	(1,344)	—	11,521
Net cash flows from (used in) operating activities	39,903	103,327	(1,005)	—	142,225
Investing Activities:
Purchases of property and equipment	(16,424)	(10,989)	(961)	—	(28,374)
Proceeds from sale of property and equipment	—	92	—	—	92
Investments in and advances to affiliates	104,336	(94,347)	(9,989)	—	—
Net cash flows from (used in) investing activities	87,912	(105,244)	(10,950)	—	(28,282)
Financing Activities:
Proceeds from new borrowing on Credit Facility	176,000	—	—	—	176,000
Principal payments on Credit Facility	(244,000)	—	—	—	(244,000)
Repurchases of notes	(47,507)	—	—	—	(47,507)
Dividends paid	(15,122)	—	—	—	(15,122)
Principal payments on capital lease obligations and other debt	(2,902)	—	(175)	—	(3,077)
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,472)	—	—	—	(1,472)
Net cash flows used in financing activities	(135,003)	—	(175)	—	(135,178)
Effect of exchange rate changes on cash	(250)	—	(2,016)	—	(2,266)
Increase (decrease) in cash and cash equivalents	(7,438)	(1,917)	(14,146)	—	(23,501)
Cash and cash equivalents:
Beginning of period	160,167	19,372	43,010	—	222,549
End of period	$152,729	$17,455	$28,864	$—	$199,048

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$(10,017)	$(14,935)	$23,848	$(8,913)	$(10,017)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	12,700	74,892	6,126	—	93,718
Amortization of intangible assets	7	6,611	44	—	6,662
Share-based payments expense	3,681	3,511	—	—	7,192
Windfall excess tax benefits related to share-based payments	(686)	—	—	—	(686)
Deferred income taxes	(8,029)	(3,903)	7,993	—	(3,939)
Restructuring, impairment and related costs	136	1,544	—	—	1,680
Loss from equity method investments, net	265	—	—	—	265
Amortization of deferred financing fees and debt discount	1,385	—	—	—	1,385
Goodwill impairment	—	85,890	—	—	85,890
Other	(265)	176	(727)	—	(816)
Equity in income of subsidiaries	14,935	(23,848)	—	8,913	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(357)	14,773	661	—	15,077
Content library	—	31,236	3,423	—	34,659
Prepaid expenses and other current assets	(17,957)	(4,455)	330	—	(22,082)
Other assets	47	245	30	—	322
Accounts payable	(2,022)	(13,438)	(2,237)	—	(17,697)
Accrued payable to retailers	479	(10,682)	(1,307)	—	(11,510)
Other accrued liabilities	1,674	426	(988)	—	1,112
Net cash flows from (used in) operating activities(1)	(4,024)	148,043	37,196	—	181,215
Investing Activities:
Purchases of property and equipment	(13,869)	(25,818)	(530)	—	(40,217)
Proceeds from sale of property and equipment	17	2,923	—	—	2,940
Investments in and advances to affiliates	161,753	(119,126)	(42,627)	—	—
Net cash flows from (used in) investing activities(1)	147,901	(142,021)	(43,157)	—	(37,277)
Financing Activities:
Proceeds from new borrowing on Credit Facility	112,000	—	—	—	112,000
Principal payments on Credit Facility	(185,750)	—	—	—	(185,750)
Dividends paid	(11,019)	—	—	—	(11,019)
Repurchases of common stock	(62,731)	—	—	—	(62,731)
Principal payments on capital lease obligations and other debt	(6,080)	—	(198)	—	(6,278)
Windfall excess tax benefits related to share-based payments	686	—	—	—	686
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,201)	—	—	—	(1,201)
Net cash flows used in financing activities(1)	(154,095)	—	(198)	—	(154,293)
Effect of exchange rate changes on cash	574	—	4,793	—	5,367
Decrease in cash and cash equivalents	(9,644)	6,022	(1,366)	—	(4,988)
Cash and cash equivalents:
Beginning of period	180,889	17,939	43,868	—	242,696
End of period	$171,245	$23,961	$42,502	$—	$237,708

(1)
During the first quarter of 2015 we discontinued our Redbox operations in Canada. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 10: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

Note 16: Income Taxes From Continuing Operations
Our effective tax rate from continuing operations was 34.1% and (62.4)% for the three months ended June 30, 2016 and 2015, respectively, and 34.8% and 113.4% for the six months ended June 30, 2016 and 2015, respectively.
Our effective tax rate for the three months ended June 30, 2016, was lower than the U.S. Federal statutory rate of 35.0% primarily due to the domestic production activities deduction, partially offset by state income taxes.
Our effective tax rate for the three months ended June 30, 2015, was lower than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction and a net decrease in valuation allowances related to capital loss carryforwards and state tax credit carryforwards.
Our effective tax rate for the six months ended June 30, 2016, was lower than the U.S. Federal statutory rate of 35.0% primarily due to the domestic production activities deduction, partially offset by state income taxes.
Our effective tax rate for the six months ended June 30, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction.
Note 17: Subsequent Events
On July 24, 2016, the Board declared a quarterly cash dividend of $0.60 per share to be paid on September 6, 2016, to all stockholders of record as of the close of business on August 23, 2016.
Merger Agreement
On July 24, 2016, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aspen Parent, Inc., a Delaware corporation (“Parent”), Aspen Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Outerwall Merger Sub”), Redwood Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Redbox Merger Sub”), and Redbox Automated Retail, LLC, a Delaware limited liability company and wholly-owned subsidiary of the company (“Redbox”), providing for the acquisition of the company by Parent in an all cash transaction, consisting of a tender offer, followed by a subsequent back-end merger of Outerwall Merger Sub with and into the company (the “Outerwall Merger”), followed by the merger of Redbox Merger Sub with and into Redbox (the “Redbox Merger” and, together with the Outerwall Merger, the “Mergers”). Parent and Merger Sub are affiliates of certain funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”).
Under the terms of the Merger Agreement, Parent will cause Outerwall Merger Sub to commence a cash tender offer (the “Offer”) for all of the company’s outstanding shares of common stock at a purchase price of $52.00 per share net to the seller in cash (the “Offer Price”), without interest and subject to any withholding taxes. The consummation of the Offer is conditioned on, among other things, (1) shares of common stock having been validly tendered and not properly withdrawn that represent, together with the shares of common stock then owned by Outerwall Merger Sub, at least a majority of the then outstanding shares, (2) the expiration or early termination of the Hart-Scott-Rodino antitrust waiting period, (3) the accuracy of the company’s representations and warranties in the Merger Agreement, (4) compliance by the company with its obligations, agreements and covenants in the Merger Agreement, (5) other than the company’s regular quarterly cash dividend for the third quarter of 2016, the absence of any declaration or payment of any dividend or distribution on shares of capital stock of the company following the date of the Merger Agreement, (6) the absence of any authorization or making of any purchases of capital stock of the company, and (7) other customary conditions.
Following the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Outerwall Merger will be effected under Delaware law without a meeting or vote of the Company’s stockholders (the “Effective Time”). At the Effective Time, each share of common stock issued and outstanding immediately prior to the Effective Time (other than shares (1) owned by the company or any of its subsidiaries, (2) owned by Parent or Outerwall Merger Sub or (3) owned by any stockholder who is entitled to demand and properly demands the appraisal of such shares) will be automatically cancelled and converted into the right to receive the Offer Price, without interest and subject to any withholding taxes. After the closing of the Outerwall Merger, the company will be a wholly owned subsidiary of Parent and will cease to be a publicly-traded company.

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
Overview
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products and services in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. We also have a strong consumer base which we communicate with on a regular basis to drive behavior and increase activity within our retail locations. Our products and services can be found at approximately 63,240 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants.
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

Strategy
On March 14, 2016, we announced that our Board of Directors had initiated a process to explore strategic and financial alternatives to maximize shareholder value. As a result of the exploration of strategic and financial alternatives, on July 24, 2016, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aspen Parent, Inc., a Delaware corporation (“Parent”), Aspen Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Outerwall Merger Sub”), Redwood Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Redbox Merger Sub”), and Redbox Automated Retail, LLC, a Delaware limited liability company and wholly-owned subsidiary of the company (“Redbox”), providing for the acquisition of the company by Parent in an all cash transaction, consisting of a tender offer, followed by a subsequent back-end merger of Outerwall Merger Sub with and into the company (the “Outerwall Merger”), followed by the merger of Redbox Merger Sub with and into Redbox (the “Redbox Merger” and, together with the Outerwall Merger, the “Mergers”). Parent and Merger Sub are affiliates of certain funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”).
Under the terms of the Merger Agreement, Parent will cause Outerwall Merger Sub to commence a cash tender offer (the “Offer”) for all of the company’s outstanding shares of common stock at a purchase price of $52.00 per share, net to the seller in cash (the “Offer Price”), without interest and subject to any withholding taxes. The consummation of the Offer is conditioned on, among other things, (1) shares of common stock having been validly tendered and not properly withdrawn that represent, together with the shares of common stock then owned by Outerwall Merger Sub, at least a majority of the then outstanding shares, (2) the expiration or early termination of the Hart-Scott-Rodino antitrust waiting period, (3) the accuracy of the company’s representations and warranties in the Merger Agreement, (4) compliance by the company with its obligations, agreements and covenants in the Merger Agreement, (5) other than the company’s regular quarterly cash dividend for the third quarter of 2016, the absence of any declaration or payment of any dividend or distribution on shares of capital stock of the company following the date of the Merger Agreement, (6) the absence of any authorization or making of any purchases of capital stock of the company, and (7) other customary conditions.
Following the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Outerwall Merger will be effected under Delaware law without a meeting or vote of the Company’s stockholders (the “Effective Time”). At the Effective Time, each share of common stock issued and outstanding immediately prior to the Effective Time (other than shares (1) owned by the company or any of its subsidiaries, (2) owned by Parent or Outerwall Merger Sub or (3) owned by any stockholder who is entitled to demand and properly demands the appraisal of such shares) will be automatically cancelled and converted into the right to receive the Offer Price, without interest and subject to any withholding taxes. After the closing of the Outerwall Merger, the company will be a wholly owned subsidiary of Parent and will cease to be a publicly-traded company.
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

Comparability of Results
On November 10, 2015, we acquired certain assets and liabilities of Gazelle. Results of operations for Gazelle are included in ecoATM for the three and six months ended June 30, 2016.
Recent Events
Subsequent Events

•	On July 24, 2016, the Board declared a quarterly cash dividend of $0.60 per share to be paid on September 6, 2016, to all stockholders of record as of the close of business on August 23, 2016.

•
On July 24, 2016, the company entered into the Merger Agreement providing for the acquisition of the company by Parent in an all cash transaction, consisting of a tender offer, followed by the subsequent back-end Outerwall Merger under Section 251(h) of the DGCL, immediately followed by the Redbox Merger. See Note 17: Subsequent Events in our Notes to Consolidated Financial Statements for additional information.

•	On July 25, 2016, Standards and Poor's downgraded the ratings assigned to our debt as follows:

◦	Corporate Credit Rating, to B+ from BB-; and

◦	Issue-level Ratings on Unsecured Notes, to B- from B.

•	On July 26, 2016, Moody's Investor Services revised their credit outlook and placed our debt on review for downgrade, ratings remain unchanged.

Q2 2016 Events

•
During the second quarter of 2016, we repurchased $2.6 million in face value of our 2021 Notes for $2.2 million in cash. The gain from early extinguishment of these notes was approximately $0.4 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income. See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

•	On June 21, 2016, we paid a cash dividend of $0.60 per outstanding share of our common stock totaling approximately $10.2 million.
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

•	On March 14, 2016, the Board declared a quarterly cash dividend of $0.60 per share to be paid on June 21, 2016 to all stockholders of record as of the close of business on June 7, 2016.

•	On March 29, 2016, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.1 million.
Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands, except per share amounts	2016	2015	$	%	2016	2015	$	%
Revenue	$518,027	$545,369	$(27,342)	(5.0)%	$1,053,983	$1,154,005	$(100,022)	(8.7)%
Operating income (loss)	$71,847	$(17,492)	$89,339	NM*	$130,616	$65,054	$65,562	100.8%
Income (loss) from continuing operations	$40,548	$(47,351)	$87,899	NM*	$78,999	$(5,196)	$84,195	NM*
Diluted earnings (loss) from continuing operations per common share	$2.38	$(2.66)	$5.04	NM*	$4.67	$(0.30)	$4.97	NM*

*	Not Meaningful
Comparing three months ended June 30, 2016 to three months ended June 30, 2015
Revenue decreased $27.3 million, or 5.0%, primarily due to:

•
$49.9 million decrease from our Redbox segment primarily due to a 10.0% decrease in same store sales, driven by a decline in movie rentals, and the removal of underperforming kiosks. Movie rentals were impacted primarily by higher secular decline in the physical market in the second quarter of 2016 as compared to the second quarter of 2015, partially offset by higher total box office (representing titles with North American box office receipts of at least $5.0 million per title) of movie titles released. Box office was 44.5% higher than the prior year with three more titles including one title that comprised 30.9% of the box office for titles released in the second quarter of 2016. Excluding this title, box office decreased 0.1% as compared to the second quarter of 2015. This was partially offset by;

•	$18.7 million increase from our ecoATM segment primarily due to revenue included in 2016 from devices acquired and sold through Gazelle; and

•	$3.9 million increase from our Coinstar segment primarily due to increased volume in U.S. Coinstar kiosks.
Operating income increased $89.3 million, primarily due to:

•
$90.1 million decrease in operating loss within our ecoATM segment primarily due to the $85.9 million goodwill impairment charge recognized in 2015. Excluding the $85.9 million goodwill impairment charge, operating loss decreased $4.2 million for our ecoATM segment primarily due to the overall impacts from the addition of Gazelle and ongoing cost reduction initiatives;

•	$4.5 million decrease in operating loss within our All Other reporting category primarily due to our decision to discontinue operating SAMPLEit in the fourth quarter of 2015; and

•
$2.1 million increase in operating income within our Coinstar segment primarily due to higher revenue partially offset by higher operating expenses, including increased direct operating expenses; partially offset by

•	$5.6 million decrease in operating income within our Redbox segment primarily due to:

◦	$49.9 million decrease in revenue as described above; partially offset by

◦
$29.7 million decrease in direct operating expenses driven primarily by lower product costs due to lower spending on movie content, lower contractual fees paid to our retail partners due to lower revenue and lower credit card fees driven by lower rental volume;

◦	$11.3 million decrease in depreciation and amortization primarily from an increase in our fully depreciated asset base; and

◦	$3.0 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives.
Income from continuing operations increased $87.9 million, primarily due to:

•	$89.3 million increase in operating income as described above; and

•	$1.9 million decrease in interest expense, net primarily due to lower outstanding borrowings and gain from early extinguishment of debt; partially offset by

•	$2.8 million increase in income tax expense primarily due to higher pre-tax income excluding the non-tax deductible goodwill impairment charge.
Comparing six months ended June 30, 2016 to six months ended June 30, 2015
Revenue decreased $100.0 million, or 8.7%, primarily due to:

•
$148.0 million decrease from our Redbox segment primarily due to a 14.0% decrease in same store sales, driven by a decline in movie rentals, and the removal of underperforming kiosks. Movie rentals were impacted primarily by higher secular decline in the physical market in the first half of 2016 as compared to the first half of 2015, partially offset by higher total box office of movie titles released. Box office was 29.0% higher than the prior year with ten more titles, including one title that compromised 15.5% of the box office for titles released in the first half of 2016. Excluding this title, box office increased 9.0% as compared to the first half of 2015. This was partially offset by;

•	$41.1 million increase from our ecoATM segment primarily due to revenue included in 2016 from devices acquired and sold through Gazelle; and

•	$6.9 million increase from our Coinstar segment primarily due to increased volume in U.S. Coinstar kiosks.
Operating income increased $65.6 million, or 100.8%, primarily due to:

•
$90.4 million decrease in operating loss within our ecoATM segment primarily due to the $85.9 million goodwill impairment charge recognized in 2015. Excluding the $85.9 million goodwill impairment charge, operating loss decreased $4.5 million for our ecoATM segment primarily due to the overall impacts from the addition of Gazelle and ongoing cost reduction initiatives;

•	$8.7 million decrease in operating loss within our All Other reporting category primarily due to our decision to discontinue operating SAMPLEit in the fourth quarter of 2015; and

•
$4.6 million increase in operating income within our Coinstar segment primarily due to higher revenue partially offset by higher operating expenses, including increased direct operating expenses; partially offset by

•	$36.9 million decrease in operating income within our Redbox segment primarily due to:

◦	$148.0 million decrease in revenue as described above; partially offset by

◦
$73.6 million decrease in direct operating expenses driven primarily by lower product costs due to lower spending on movie content, lower contractual fees paid to our retail partners due to lower revenue and lower credit card fees driven by lower rental volume;

◦	$18.6 million decrease in depreciation and amortization primarily from an increase in our fully depreciated asset base;

◦	$12.8 million decrease in restructuring and related costs; and

◦	$4.7 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives.
Income from continuing operations increased $84.2 million, primarily due to:

•	$65.6 million increase in operating income as described above;

•	$13.7 million decrease in interest expense, net primarily due to gain from early extinguishment of debt, as we recognized a gain of $11.4 million in 2016, and lower outstanding borrowings;

•	$3.2 million increase in other income, net primarily due to the impact of the Canadian dollar exchange rates on our Coinstar operations; and

•	$1.9 million decrease in income tax expense primarily due to lower pre-tax income excluding the non-tax deductible goodwill impairment charge and reduced discrete tax expenses.
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
Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2016	2015	$	%	2016	2015	$	%
Direct operating	$381	$512	$(131)	(25.6)%	$722	$1,501	$(779)	(51.9)%
Marketing	39	142	(103)	(72.5)%	77	509	(432)	(84.9)%
Research and development	123	489	(366)	(74.8)%	233	1,202	(969)	(80.6)%
General and administrative	4,287	1,941	2,346	120.9%	7,815	4,492	3,323	74.0%
Total	$4,830	$3,084	$1,746	56.6%	$8,847	$7,704	$1,143	14.8%
Unallocated share-based compensation expense increased $1.7 million, or 56.6% and $1.1 million, or 14.8% during the three and six months ended June 30, 2016, primarily due to increased compensation expense related to restricted stock awards partially offset by the continued vesting of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013. See Note 8: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.

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

Redbox

	Three Months Ended				Six Months Ended
Dollars in thousands, except net revenue per rental amounts	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Revenue	$389,059	$438,976	$(49,917)	(11.4)%	$810,547	$958,509	$(147,962)	(15.4)%
Expenses:
Direct operating	271,731	301,444	(29,713)	(9.9)%	570,732	644,379	(73,647)	(11.4)%
Marketing	3,919	4,266	(347)	(8.1)%	7,743	9,091	(1,348)	(14.8)%
General and administrative	31,325	34,336	(3,011)	(8.8)%	63,354	68,071	(4,717)	(6.9)%
Restructuring and related costs (Note 9)	14	—	14	NM*	2,422	15,174	(12,752)	(84.0)%
Segment operating income	82,070	98,930	(16,860)	(17.0)%	166,296	221,794	(55,498)	(25.0)%
Less: depreciation and amortization	(21,806)	(33,063)	11,257	(34.0)%	(46,101)	(64,670)	18,569	(28.7)%
Operating income	$60,264	$65,867	$(5,603)	(8.5)%	$120,195	$157,124	$(36,929)	(23.5)%
Operating income as a percentage of revenue	15.5%	15.0%			14.8%	16.4%
Same store sales growth (decline)	(10.0)%	(0.6)%			(14.0)%	0.5%
Effect on change in revenue from same store sales growth (decline)	$(42,822)	$(2,663)			$(130,630)	$4,573
Ending number of kiosks	39,970	41,340	(1,370)	(3.3)%	39,970	41,340	(1,370)	(3.3)%
Total rentals (in thousands)	123,593	146,047	(22,454)	(15.4)%	261,294	319,094	(57,800)	(18.1)%
Net revenue per rental	$3.13	$3.00	$0.13	4.3%	$3.09	$3.00	$0.09	3.0%

*	Not Meaningful
The comparable performance of our content library is continually affected by secular decline in the physical market, seasonality, the actual release slate, the relative attractiveness of movie titles, and the total box office in a particular quarter or year, which may have lingering effects in subsequent periods. As we expect our Redbox business to continue to decline over time as a result of secular decline, optimizing our Redbox business will depend substantially upon minimizing the decline in same store sales through the removal or relocation of underperforming kiosks and effective expense management.
Q2 2016 Events

•	On April 22, 2016, Redbox extended the existing agreement with Lions Gate Films, Inc., through September 30, 2017.
Q1 2016 Events

•	On January 21, 2016, Redbox entered into an amendment to the existing agreement with Universal Home Entertainment LLC, extending the agreement through December 31, 2017.
Comparing three months ended June 30, 2016 to three months ended June 30, 2015
Revenue decreased $49.9 million, or 11.4%, primarily due to the following:

•	$42.8 million decrease from a 10.0% decrease in same store sales primarily due to:

◦	13.4% decline in total disc rentals related to our same store kiosks primarily driven by:

▪	a higher impact from secular decline in the physical market on movie rentals in the second quarter of 2016 as compared to the second quarter of 2015; partially offset by

▪	an increase in video game rentals as the market penetration of new generation game consoles continued to increase; and

▪
higher total box office of movie titles released in the second quarter of 2016 compared to the second quarter of 2015. Box office was 44.5% higher than the prior year with three more titles including one title that comprised 30.9% of the box office for titles released in the second quarter of 2016. Excluding this title, box office decreased 0.1% as compared to the second quarter of 2015.

•
$7.1 million decrease in revenue primarily from kiosks removed or relocated subsequent to the second quarter of 2015, due to continued efforts to optimize our network by removing underperforming kiosks.

Net revenue per rental increased $0.13 to $3.13 primarily due lower promotional spend as compared to the second quarter of 2015 and higher video game rentals, which have a higher per day rental price. While we continue to invest in customer-specific promotional offerings, we have continued to reduce overall promotional spend by driving further efficiency in promotional programs.
Video game revenue represented 4.3% of total rental revenue and 1.5% of total disc rentals in the second quarter of 2016 as compared with 2.4% and 0.9%, respectively, during the second quarter of 2015, primarily due to consumer transition to new generation platforms as discussed above. Blu-ray revenue represented 17.6% of total rental revenue and 14.2% of total disc rentals during the second quarter of 2016 as compared with 18.1% and 14.1%, respectively, during the second quarter of 2015.
Operating income decreased $5.6 million, or 8.5%, primarily due to the following:

•	$49.9 million decrease in revenue as described above; partially offset by

•	$29.7 million decrease in direct operating expenses, which were 69.8% of revenue during the second quarter of 2016 as compared with 68.7% during the second quarter of 2015 as a result of:

◦
$16.6 million decrease in other direct operating expenses primarily due to lower contractual fees paid to our retail partners due to lower revenue and lower credit card fees driven by lower rental volume; and

◦
$13.1 million or 7.0% decrease in product costs to $173.3 million due to lower spend on movie content primarily due to content mix and fewer locations as compared to the second quarter of 2015 as we continue to remove underperforming kiosks to maximize profitability. The net impact of the revenue decline discussed above partially offset by the reduction in product cost resulted in a 2.1% decrease in gross margin to 55.4% for the second quarter of 2016.

•
$11.3 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base, partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks; and

•	$3.0 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives.
Comparing six months ended June 30, 2016 to six months ended June 30, 2015
Revenue decreased $148.0 million, or 15.4%, primarily due to the following:

•	$130.6 million decrease from a 14.0% decrease in same store sales primarily due to:

◦	15.9% decline in total disc rentals related to our same store kiosks primarily driven by:

▪	a higher impact from secular decline in the physical market on movie rentals in the first half of 2016 as compared to the first half of 2015;

▪
a higher negative impact on movie rentals in the first quarter of 2016 from the price increase implemented for movies in December of 2014. As we observed sequentially higher negative impacts on rentals for price sensitive customers each quarter throughout 2015, we believe the price increase contributed to the decline in rentals in the first half of 2016 as consumer behavior under the new price points settled in at lower levels of demand; partially offset by

▪
an increase in video game rentals primarily due to 2015 holiday sales of new generation platforms and the subsequent continued increase in the market penetration of the new generation platforms that increased demand for new generation content released at the end of 2015 and during the first six months of 2016; and

▪
higher total box office of movie titles released. Box office was 29.0% higher than the prior year with ten more titles including one title released in the first week of April 2016 that comprised 15.5% of the box office for titles released in the first half of 2016. Excluding this title, box office increased 9.0% as compared to the first half of 2015.

•	$17.3 million decrease in revenue primarily from kiosks removed or relocated subsequent to the first half of 2015, due to continued efforts to optimize our network by removing underperforming kiosks.
Net revenue per rental increased $0.09 to $3.09 primarily due lower promotional spend as compared to the first half of 2015 and higher video game rentals, which have a higher per day rental price. While we continue to invest in customer-specific promotional offerings, we have continued during the first half of 2016 to reduce overall promotional spend by driving further efficiency in promotional programs.

Video game revenue represented 4.6% of total rental revenue and 1.7% of total disc rentals during the first half of 2016 as compared with 2.7% and 1.1%, respectively, during the first half of 2015, primarily due to consumer transition to new generation platforms as discussed above and underperformance of titles released in the fourth quarter of 2014 that led to comparably lower revenue in the first quarter of 2015. Blu-ray revenue represented 17.4% of total rental revenue and 14.1% of total disc rentals during the first half of 2016 as compared with 18.2% and 14.3%, respectively, during the first half of 2015.
Operating income decreased $36.9 million, or 23.5%, primarily due to the following:

•	$148.0 million decrease in revenue as described above; partially offset by

•	$73.6 million decrease in direct operating expenses, which were 70.4% of revenue during the first half of 2016 as compared with 67.2% during the first half of 2015 as a result of:

◦
$31.2 million decrease in product costs to $365.6 million due to lower spend on movie content primarily due to content mix and fewer locations as compared to the first half of 2015 partially offset by higher amortization in the first quarter of 2016 from the content overbuy in the fourth quarter of 2015. The net impact of the revenue decline discussed above partially offset by the reduction in product cost resulted in a 3.7% decrease in gross margin to 54.9% for the first half of 2016; and

◦
$42.4 million decrease in other direct operating expenses primarily due to lower contractual fees paid to our retail partners due to lower revenue and lower credit card fees driven by lower rental volume.

•
$18.6 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base, partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks;

•	$12.8 million decrease in restructuring and related costs;

•	$4.7 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives; and

•	$1.3 million decrease in marketing expenses due to ongoing cost containment measures.
Coinstar

	Three Months Ended				Six Months Ended
Dollars in thousands, except average transaction size	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Revenue	$84,168	$80,279	$3,889	4.8%	$156,547	$149,609	$6,938	4.6%
Expenses:
Direct operating	42,095	39,358	2,737	7.0%	80,740	76,621	4,119	5.4%
Marketing	399	1,232	(833)	(67.6)%	1,174	2,410	(1,236)	(51.3)%
General and administrative	8,494	7,768	726	9.3%	16,358	15,563	795	5.1%
Restructuring and related costs (Note 9)	3	—	3	NM*	465	550	(85)	(15.5)%
Segment operating income	33,177	31,921	1,256	3.9%	57,810	54,465	3,345	6.1%
Less: Depreciation and amortization	(7,595)	(8,437)	842	(10.0)%	(15,004)	(16,255)	1,251	(7.7)%
Operating income	$25,582	$23,484	$2,098	8.9%	$42,806	$38,210	$4,596	12.0%
Operating income as a percentage of revenue	30.4%	29.3%			27.3%	25.5%
Same store sales growth	11.1%	1.9%			10.1%	1.4%
Ending number of kiosks	20,810	21,140	(330)	(1.6)%	20,810	21,140	(330)	(1.6)%
Total transactions (in thousands)	17,987	18,200	(213)	(1.2)%	34,050	34,116	(66)	(0.2)%
Average transaction size	$45.46	$43.03	$2.43	5.6%	$44.93	$42.78	$2.15	5.0%

*	Not Meaningful
Comparing three months ended June 30, 2016 to three months ended June 30, 2015
Revenue increased $3.9 million, or 4.8%, primarily due to higher revenue for Coinstar in the U.S. due to increased volume. Coinstar revenue in the U.K. and Canada was negatively impacted by unfavorable exchange rates due to the continued strengthening of the U.S. dollar versus the British pound and Canadian dollar compared to the prior year. Overall same store sales increased 11.1%.

The average Coinstar transaction size increased on a year over year basis, while the number of transactions decreased slightly.
Operating income increased $2.1 million, or 8.9%, primarily due to the following:

•	$3.9 million increase in revenue as described above;

•	$0.8 million decrease in marketing expenses due to an expected shift in timing of spend to later in 2016; and

•	$0.8 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base; partially offset by

•
$2.7 million increase in direct operating expenses primarily due to increased revenue sharing and increased transportation and processing expenses from the higher revenue discussed above. This increase was partially offset by lower wireless charges on a portion of our kiosks due to a new contract transition which started in the first quarter of 2015, with 2016 reflecting contract savings on the entire network and by lower fleet vehicle expenses including fuel cost savings from reduced gas prices; and

•
$0.7 million increase in general and administrative expenses primarily due to increased corporate allocations, as Coinstar's proportionate share of the total company's revenue has increased compared to the prior year, partially offset by ongoing cost reduction initiatives.

Comparing six months ended June 30, 2016 to six months ended June 30, 2015
Revenue increased $6.9 million, or 4.6%, primarily due to higher revenue for Coinstar in the U.S. due to increased volume. Coinstar revenue in the U.K. and Canada was negatively impacted by unfavorable exchange rates due to the continued strengthening of the U.S. dollar versus the British pound and Canadian dollar compared to the prior year. Overall same store sales increased 10.1%.
The average Coinstar transaction size increased on a year over year basis, while the number of transactions was flat.
Operating income increased $4.6 million, or 12.0%, primarily due to the following:

•	$6.9 million increase in revenue as described above;

•	$1.3 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base; and

•	$1.2 million decrease in marketing expenses due to an expected shift in timing of spend to later in 2016; partially offset by

•
$4.1 million increase in direct operating expenses primarily due to increased revenue sharing and increased transportation and processing expenses from the higher revenue discussed above. This increase was partially offset by lower fleet vehicle expenses including fuel cost savings from reduced gas prices and lower wireless charges on a portion of our kiosks due to a new contract transition which started in the first quarter of 2015, with 2016 reflecting contract savings on the entire network; and

•
$0.8 million increase in general and administrative expenses primarily due to increased corporate allocations as Coinstar's proportionate share of the total company's revenue has increased compared to the prior year, partially offset by ongoing cost reduction initiatives.

ecoATM

	Three Months Ended				Six Months Ended
Dollars in thousands, except average selling price of value devices sold	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Revenue	$44,800	$26,062	$18,738	71.9%	$86,889	$45,811	$41,078	89.7%
Expenses:
Direct operating	37,291	27,227	10,064	37.0%	75,185	50,033	25,152	50.3%
Marketing	3,058	2,149	909	42.3%	7,638	3,879	3,759	96.9%
Research and development	1,194	1,549	(355)	(22.9)%	2,129	3,005	(876)	(29.2)%
General and administrative	3,573	2,094	1,479	70.6%	7,575	4,062	3,513	86.5%
Restructuring and related costs (Note 9)	384	—	384	NM*	789	127	662	521%
Goodwill impairment	—	85,890	(85,890)	(100.0)%	—	85,890	(85,890)	(100)%
Segment operating loss	(700)	(92,847)	92,147	(99.2)%	(6,427)	(101,185)	94,758	(93.6)%
Less: depreciation and amortization	(8,398)	(6,305)	(2,093)	33.2%	(16,602)	(12,207)	(4,395)	36.0%
Operating loss	$(9,098)	$(99,152)	$90,054	(90.8)%	$(23,029)	$(113,392)	$90,363	(79.7)%
Ending number of kiosks	2,460	2,260	200	8.8%	2,460	2,260	200	8.8%
Average selling price of value devices sold	$64.53	$61.72	$2.81	4.6%	$65.10	$61.09	$4.01	6.6%
Number of value devices sold	619,436	409,331	210,105	51.3%	1,190,258	726,465	463,793	63.8%
Number of overall devices sold	805,323	704,450	100,873	14.3%	1,534,759	1,223,083	311,676	25.5%

*	Not Meaningful
On November 10, 2015, we acquired certain assets and liabilities of Gazelle. Results of operations for Gazelle are included in ecoATM for the three and six months ended June 30, 2016.
Comparing three months ended June 30, 2016 to three months ended June 30, 2015
Our key revenue drivers are the total devices collected, the number of those devices that are value devices, the mix of those value devices, as well as the average selling price that we receive when reselling the devices. Revenue includes shipping fees collected related to the sale of devices. Shipping costs related to acquiring devices are included in direct operating costs.
Revenue increased $18.7 million, or 71.9%, primarily due to revenue included in 2016 from devices acquired and sold through Gazelle. The results of Gazelle have also favorably impacted our mix of value devices and our average selling price of value devices sold.
Operating loss decreased $90.1 million primarily due to:

•	$85.9 million goodwill impairment charge recognized in 2015; and

•	$18.7 million increase in revenue described above; partially offset by

•
$10.1 million increase in direct operating expenses primarily due to increased acquisition, transportation and processing costs from the addition of Gazelle and costs associated with our increased installed ecoATM kiosk base, partially offset by lower machine support costs from headcount reductions and lower transportation costs due to a reduction of trips to ecoATM machines as a result of operating efficiencies;

•
$2.1 million increase in depreciation and amortization expense primarily from depreciation on our increased installed ecoATM kiosk base, and to a lesser extent, the addition of amortization expense from intangibles recognized from the acquisition of Gazelle;

•
$1.5 million increase in general and administrative expenses primarily due to increased corporate allocations to better align with direct costs related to operating ecoATM and the addition of Gazelle, partially offset by ongoing cost reduction initiatives; and

•
$0.9 million increase in marketing expense primarily due to the addition of Gazelle, partially offset by lower integrated marketing and promotion costs for the ecoATM business as compared to the prior year period and synergies recognized as a result of the Gazelle acquisition.

Comparing six months ended June 30, 2016 to six months ended June 30, 2015
Revenue increased $41.1 million, or 89.7%, primarily due to revenue included in 2016 from devices acquired and sold through Gazelle. The results of Gazelle have also favorably impacted our mix of value devices and our average selling price of value devices sold.
Operating loss decreased $90.4 million primarily due to:

•	$85.9 million goodwill impairment charge recognized in 2015;

•	$41.1 million increase in revenue described above; and

•
$0.9 million decrease in research and development expense primarily due to a reduction in ecoATM kiosk design costs and payroll savings through workforce reduction, partially offset by increased software engineering costs from the addition of Gazelle; partially offset by

•
$25.2 million increase in direct operating expenses primarily due to increased acquisition, transportation and processing costs from the addition of Gazelle and costs associated with our increased installed ecoATM kiosk base, partially offset by lower transportation costs due to a reduction of trips to ecoATM machines as a result of operating efficiencies and lower machine support costs from headcount reductions;

•
$4.4 million increase in depreciation and amortization expense primarily from depreciation on our increased installed ecoATM kiosk base, and to a lesser extent, the addition of amortization expense from intangibles recognized from the acquisition of Gazelle;

•
$3.8 million increase in marketing expense primarily due to the addition of Gazelle, partially offset by lower integrated marketing and promotion costs for the ecoATM business as compared to the prior year period and synergies recognized as a result of the Gazelle acquisition;

•
$3.5 million increase in general and administrative expenses primarily due to increased corporate allocations to better align with direct costs related to operating ecoATM and the addition of Gazelle, partially offset by ongoing cost reduction initiatives; and

•	$0.7 million increase in restructuring and related costs.
Interest Expense, Net

Dollars in thousands	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Cash interest expense	$10,141	$11,499	$(1,358)	(11.8)%	$20,795	$22,894	$(2,099)	(9.2)%
Amortization of debt discount and deferred financing fees	613	692	(79)	(11.4)%	1,251	1,385	(134)	(9.7)%
Total cash and non-cash interest expense	10,754	12,191	(1,437)	(11.8)%	22,046	24,279	(2,233)	(9.2)%
Gain from early extinguishment of debt	(418)	—	(418)	NM*	(11,446)	—	(11,446)	NM*
Total interest expense	10,336	12,191	(1,855)	(15.2)%	10,600	24,279	(13,679)	(56.3)%
Interest income	(35)	(8)	(27)	337.5%	(57)	(25)	(32)	128.0%
Interest expense, net	$10,301	$12,183	$(1,882)	(15.4)%	$10,543	$24,254	$(13,711)	(56.5)%

*	Not Meaningful
Comparing three months ended June 30, 2016 to three months ended June 30, 2015
Interest expense, net decreased $1.9 million, or 15.4%, primarily due to:

•	$1.4 million lower interest expense due to lower outstanding borrowings; and

•	$0.4 million gain from early extinguishment of debt recognized in 2016. See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

Comparing six months ended June 30, 2016 to six months ended June 30, 2015
Interest expense, net decreased $13.7 million, or 56.5%, primarily due to:

•	$11.4 million gain from early extinguishment of debt recognized in 2016. See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information; and

•	$2.2 million lower interest expense due to lower outstanding borrowings.
Other Income (Expense), Net

Dollars in thousands	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Other, net	$223	$642	$(419)	(65.3)%	$1,452	$(1,704)	$3,156	NM*
Comparing three months ended June 30, 2016 to three months ended June 30, 2015
Other income (expense), net decreased by $0.4 million or 65.3%, primarily due to the impact of the Canadian dollar exchange rates on our Coinstar operations.
Comparing six months ended June 30, 2016 to six months ended June 30, 2015
Other income (expense), net increased by $3.2 million, primarily due to the impact of the Canadian dollar exchange rates on our Coinstar operations.
Income Tax Expense
Comparing three months ended June 30, 2016 to three months ended June 30, 2015
Our effective tax rate from continuing operations was 34.1% and (62.4)% for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended June 30, 2016, was lower than the U.S. Federal statutory rate of 35.0% primarily due to the domestic production activities deduction, partially offset by state income taxes. Our effective tax rate for the three months ended June 30, 2015, was lower than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction and a net decrease in valuation allowances related to capital loss carryforwards and state tax credit carryforwards.
Comparing six months ended June 30, 2016 to six months ended June 30, 2015
Our effective tax rate from continuing operations was 34.8% and 113.4% for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the six months ended June 30, 2016, was lower than the U.S. Federal statutory rate of 35.0% primarily due to the domestic production activities deduction, partially offset by state income taxes. Our effective tax rate for the six months ended June 30, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction.

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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities may include nonrecurring events or events we do not directly control. Our non-core adjustments for the periods presented include i) goodwill impairment, ii) restructuring costs (including severance and early lease termination costs, and the related asset impairments) associated with actions to reduce costs in our continuing operations across the company, iii) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, and iv) loss from equity method investments, which represents our share of loss from entities we do not consolidate or control (“Non-Core Adjustments”).
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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2016	2015	$	%	2016	2015	$	%
Net income (loss) from continuing operations	$40,548	$(47,351)	$87,899	NM*	$78,999	$(5,196)	$84,195	NM*
Depreciation, amortization and other	37,778	48,483	(10,705)	(22.1)%	77,686	94,478	(16,792)	(17.8)%
Interest expense, net	10,301	12,183	(1,882)	(15.4)%	10,543	24,254	(13,711)	(56.5)%
Income taxes	21,013	18,185	2,828	15.6%	42,111	44,027	(1,916)	(4.4)%
Share-based payments expense(1)	5,298	3,320	1,978	59.6%	9,690	7,261	2,429	33.5%
Adjusted EBITDA from continuing operations	114,938	34,820	80,118	230.1%	219,029	164,824	54,205	32.9%
Non-Core Adjustments:
Goodwill impairment	—	85,890	(85,890)	(100.0)%	—	85,890	(85,890)	(100.0)%
Restructuring and related costs	401	—	401	NM*	3,676	15,851	(12,175)	(76.8)%
Rights to receive cash issued in connection with the acquisition of ecoATM	345	1,005	(660)	(65.7)%	785	2,925	(2,140)	(73.2)%
Loss from equity method investments, net	208	133	75	56.4%	415	265	150	56.6%
Core adjusted EBITDA from continuing operations	$115,892	$121,848	$(5,956)	(4.9)%	$223,905	$269,755	$(45,850)	(17.0)%

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing three months ended June 30, 2016 to three months ended June 30, 2015
The decrease in our core adjusted EBITDA from continuing operations was primarily due to decreased segment operating income in our Redbox segment, partially offset by decreased segment operating losses in our ecoATM segment and our All Other reporting category. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.
Comparing six months ended June 30, 2016 to six months ended June 30, 2015
The decrease in our core adjusted EBITDA from continuing operations was primarily due to decreased segment operating income in our Redbox segment, partially offset by decreased segment operating losses in our ecoATM segment and our All Other reporting category. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.

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
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Diluted EPS from continuing operations per common share	$2.38	$(2.66)	$5.04	NM*	$4.67	$(0.30)	$4.97	NM*
Non-Core Adjustments:
Goodwill impairment(1)	—	4.81	(4.81)	(100.0)%	—	4.75	(4.75)	(100.0)%
Restructuring and related costs (pre-tax)	0.02	—	0.02	NM*	0.21	0.89	(0.68)	(76.4)%
Rights to receive cash issued in connection with the acquisition of ecoATM (pre-tax)	0.02	0.06	(0.04)	(66.7)%	0.04	0.16	(0.12)	(75.0)%
Loss from equity method investments, net (pre-tax)	0.01	0.01	—	—%	0.02	0.01	0.01	100.0%
Tax impact of non-core adjustments(1)(2)	(0.02)	(0.02)	—	—%	(0.09)	(0.40)	0.31	(77.5)%
Core diluted EPS from continuing operations	$2.41	$2.20	$0.21	9.5%	$4.85	$5.11	$(0.26)	(5.1)%

*	Not Meaningful
(1) The goodwill impairment recognized in 2015 is non-tax deductible.
(2) Using the applicable effective tax rate for the respective periods.
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

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2016	2015	$	%	2016	2015	$	%
Net cash provided by operating activities	$75,020	$75,143	$(123)	(0.2)%	$142,225	$181,215	$(38,990)	(21.5)%
Purchase of property and equipment	(14,921)	(19,508)	4,587	(23.5)%	(28,374)	(40,217)	11,843	(29.4)%
Free cash flow	$60,099	$55,635	$4,464	8.0%	$113,851	$140,998	$(27,147)	(19.3)%
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
A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	June 30, 2016	December 31, 2015	Change
Dollars in thousands			$	%
Senior unsecured notes(1)	$549,212	$608,908	$(59,696)	(9.8)%
Term loans(1)	129,375	136,875	(7,500)	(5.5)%
Revolving line of credit	80,000	140,500	(60,500)	(43.1)%
Capital leases	5,531	5,889	(358)	(6.1)%
Total principal value of outstanding debt including capital leases	764,118	892,172	(128,054)	(14.4)%
Less domestic cash and cash equivalents held in financial institutions	(41,742)	(46,192)	4,450	(9.6)%
Net debt	722,376	845,980	(123,604)	(14.6)%
LTM Core adjusted EBITDA from continuing operations(2)	$439,435	$485,285	$(45,850)	(9.4)%
Net leverage ratio	1.64	1.74

(1)	See debt section of Liquidity and Capital Resources below and Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for detail of associated debt discount.
(2)    LTM Core Adjusted EBITDA from continuing operations for the twelve months ended June 30, 2016 and December 31, 2015 was determined as follows:

Dollars in thousands
Core adjusted EBITDA from continuing operations for the six months ended June 30, 2016	$223,905
Add: Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2015(1)	485,285
Less: Core adjusted EBITDA from continuing operations for the six months ended June 30, 2015	(269,755)
LTM Core adjusted EBITDA from continuing operations for the twelve months ended June 30, 2016	$439,435

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
The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities decreased by $39.0 million primarily due to the following:

•
$132.4 million change in net non-cash income and expense included in net income primarily due to changes in goodwill impairment, depreciation and other, gain from early extinguishment of debt and deferred income taxes; and

•
$4.4 million increase in net cash inflow from changes in working capital primarily due to changes in accounts payable, content library, accrued payable to retailers, other accrued liabilities, accounts receivable, and prepaid expenses; partially offset by

•	$89.0 million increase in net income.
Net Cash used in Investing Activities
We used $28.3 million of net cash in our investing activities primarily due to purchases of property and equipment for kiosks and corporate infrastructure.
Net Cash used in Financing Activities
We used $135.2 million of net cash from financing activities primarily due to:

•	$68.0 million in net payments for borrowings from our Credit Facility;

•	$47.5 million used to repurchase a portion of our 2021 and 2019 Notes;

•	$15.1 million for dividends paid; and

•	$3.1 million payment for capital lease obligations and other debt.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of June 30, 2016, our cash and cash equivalent balance was $199.0 million, of which $74.7 million was identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.
Debt
Debt comprises the following:

	Senior Notes		Credit Facility		Total Debt
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of June 30, 2016
Principal	$320,614	$228,598	$129,375	$80,000	$758,587
Unamortized discount and deferred financing fees	(2,922)	(3,234)	(224)	(1,968)	(8,348)
Total	317,692	225,364	129,151	78,032	750,239
Less: current portion	—	—	(15,000)	—	(15,000)
Total long-term portion	$317,692	$225,364	$114,151	$78,032	$735,239

2019 Notes
On March 12, 2013, we entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the "2019 Notes") at par for proceeds, net of expenses, of $343.8 million. Each of our direct and indirect U.S. subsidiaries guarantees the 2019 Notes.
During the six months ended June 30, 2016, we repurchased 29,386 notes, or $29.4 million in face value of notes, for $23.4 million in cash. The gain from early extinguishment of these notes was approximately $5.6 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
As of June 30, 2016, we were in compliance with the covenants of the related indenture.
2021 Notes
On June 9, 2014, we entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the “Senior Notes due 2021”) at par for proceeds, net of expenses, of $294.0 million. Each of our direct and indirect U.S. subsidiaries guarantees the 2021 Notes.
During the six months ended June 30, 2016, we repurchased 30,310 notes, or $30.3 million in face value of notes, for $24.1 million in cash. The gain from early extinguishment of these notes was approximately $5.8 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
As of June 30, 2016, we were in compliance with the covenants of the related indenture.
Revolving Line of Credit and Term Loan
Our senior secured credit facility (the “Credit Facility”) consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swing line loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of June 30, 2016, the interest rate on amounts outstanding under the Credit Facility was 2.20% and we were in compliance with the covenants of the Credit Facility.
Required principal amortization payments under the Term Loan are as follows:

Dollars in thousands	Repayment Amount
Remainder of 2016	$7,500
2017	15,000
2018	20,625
2019	86,250
Total	$129,375

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
Other Contingencies
Contractual Payment Obligations
Significant changes to our contractual payment obligations as disclosed in our 2015 Form 10-K, as of June 30, 2016, are as follows:

Dollars in thousands	Total	Remaining in 2016	2017 & 2018	2019 & 2020	2021 & Beyond
Long-term debt(1)	$758,587	$87,500	$33,750	$408,739	$228,598
Contractual interest on long-term debt	$120,052	$16,333	$65,334	$31,670	$6,715
Total estimated movie content commitments(2)	$460,681	$226,902	$233,779	$—	$—

(1)	See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

(2)	See Note 14: Commitments and Contingencies in our Notes to Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014. The plaintiffs appealed on January 7, 2015. Oral argument was held November 10, 2015. The Appellate Court affirmed the trial court’s rulings on January 11, 2016. Plaintiffs filed a petition for review with the Illinois Supreme Court on February 16, 2016, and Redbox filed an answer on March 8, 2016. The Illinois Supreme Court denied Plaintiffs petition on May 25, 2016. We continue to believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter should plaintiff seek further appellate review. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
ITEM 1A. RISK FACTORS
Other than the risk factor discussed below, there have been no material changes from risk factors previously disclosed in our 2015 Form 10-K.
There are a number of risks and uncertainties associated with the proposed merger.
On July 24, 2016, the company entered into the Merger Agreement providing for the acquisition of the company by Parent in an all cash transaction, consisting of a tender offer, followed by the subsequent back-end Outerwall Merger under Section 251(h) of the DGCL, immediately followed by the Redbox Merger. The proposed Offer and Mergers are subject to various risks and uncertainties, including the following:

•	risks that the proposed transactions, including the Offer and the Mergers, may not be completed in a timely manner or at all;

•	uncertainties as to the percentage of our stockholders that will support the proposed transactions and tender their shares in the Offer;

•	the possibility that competing offers or acquisition proposals for the company will be made;

•
the possibility that any or all of the various conditions to the consummation of the proposed transactions may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (such as the occurrence of a material adverse effect), including in circumstances that would require us to pay a termination fee or other expenses;

•	risks related to the equity and debt financing and related guarantee arrangements entered into in connection with the proposed transactions, including potential failure to fund;

•
the effect of the announcement or pendency of the proposed transactions on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, retailers, suppliers and others with whom we do business, or otherwise on our operating results and business generally;

•	risks related to diverting management’s attention from our ongoing and future business operations; and

•	the risk that stockholder litigation in connection with the proposed transactions may result in significant costs of defense, indemnification and liability.
If the Offer and the Mergers are not consummated for any reason, our stockholders will not receive the consideration that Parent has agreed to pay upon the consummation of the Mergers, and the price of our common stock may decline to the extent that its current market price reflects an assumption that the Mergers will be consummated. Such decline could be significant.
ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2016:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value (in thousands) of Shares that May Yet be Purchased Under the Plans or Programs
4/1/16 - 4/30/16	495	$39.38	—	$256,407
5/1/16 - 5/31/16	470	$41.27	—	$256,407
6/1/16 - 6/30/16	209	$42.51	—	$256,407
	1,174		—

(1)
Represents shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description of Document

10.1*	2016 Incentive Compensation Plan for Chief Executive Officer.

10.2*	2016 Incentive Compensation Plan for Executive Leaders.

10.3*	Offer Letter, dated February 4, 2014, between Outerwall Inc. and James Gaherity.

10.4*	Employment Agreement, dated March 11, 2014, between Outerwall Inc. and James Gaherity.

10.5*	Change of Control Agreement, dated March 11, 2014, between Outerwall Inc. and James Gaherity.

10.6*	Offer Letter, dated November 7, 2015, between Outerwall Inc. and David D. Maquera.

10.7*	Employment Agreement, dated November 23, 2015, between Outerwall Inc. and David D. Maquera.

10.8*	Change of Control Agreement, dated November 23, 2015, between Outerwall Inc. and David D. Maquera.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
July 28, 2016